Form 10-Q
period 2021-03-31
PB Bankshares, Inc.
filed 2021-06-25
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-254209

(Exact name of registrant as specified in its charter)

Maryland	86-3947794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

185 E Lincoln Highway

Coatesville, PA 19320

(Address of Principal Executive Offices)

(610) 384-8282

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 25, 2021, there were no shares of the registrant’s common shares outstanding.

PB Bankshares, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

EXPLANATORY NOTE

PB Bankshares, Inc. (the “Company”) was formed to serve as the holding company for Prosper Bank upon the completion of Prosper Bank’s mutual-to-stock conversion. As of March 31, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Prosper Bank.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of Prosper Bank as of and for the years ended December 31, 2020 and 2019 contained in the Company’s definitive prospectus dated May 14, 2021 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,
	2021	December 31,
	(Unaudited)	2020*
Assets
Cash and due from banks	$25,549	$25,899
Federal funds sold	14,470	24,592
Interest bearing deposits with banks	100	100

Cash and cash equivalents	40,119	50,591

Debt securities available-for-sale, at fair value	28,839	25,877
Equity securities	851	864
Restricted stocks, at cost	898	1,046
Loans receivable, net of allowance for loan losses of $2,924 at March 31, 2021 and $2,854 at December 31, 2020	198,859	186,045
Premises and equipment, net	2,067	2,106
Deferred income taxes	764	672
Accrued interest receivable	960	851
Bank owned life insurance	6,680	6,639
Other assets	1,029	633

Total Assets	$281,066	$275,324

Liabilities and Equity

Liabilities
Deposits	$241,085	$231,416
Long-term borrowings	16,846	20,553
Accrued expenses and other liabilities	1,326	1,386

Total Liabilities	259,257	253,355

Commitments and contingent liabilities – see Note 7

Equity
Retained earnings	21,931	21,880
Accumulated other comprehensive (loss) income	(122)	89

Total Equity	21,809	21,969

Total Liabilities and Equity	$281,066	$275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Derived from the audited financial statements of Prosper Bank.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Interest and Dividend Income
Loans, including fees	$2,144	$2,104
Securities	93	156
Other	6	32
Total Interest and Dividend Income	2,243	2,292

Interest Expense
Deposits	467	459
Borrowings	109	140
Total Interest Expense	576	599

Net interest income	1,667	1,693

Provision for Loan Losses	69	359

Net interest income after provision for loan losses	1,598	1,334

Non-Interest Income
Service charges on deposit accounts	44	44
(Loss) gain on equity investments	(15)	13
Bank owned life insurance income	41	31
Debit card income	51	44
Other service charges	19	16
Other income	13	13
Total Non-Interest Income	153	161

Non-Interest Expenses
Salaries and employee benefits	917	844
Occupancy and equipment	153	134
Data and item processing	243	206
Advertising and marketing	11	16
Professional fees	86	118
Directors’ fees	61	59
FDIC insurance premiums	47	13
Other real estate owned, net	—	(30)
Debit card expenses	37	35
Other	141	96
Total Non-Interest Expenses	1,696	1,491

Income before income tax expense (benefit)	55	4

Income Tax Expense (Benefit)	4	(5)

Net Income	$51	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$51	$9

Other Comprehensive (Loss) Income
Unrealized (losses) gains on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	(265)	412
Tax effect	54	(85)

	(211)	327

Total Comprehensive (Loss) Income	$(160)	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$22,295	$(92)	$22,203

Net income	9	—	9
Other comprehensive income	—	327	327

Balance, March 31, 2020	22,304	235	22,539

Balance, January 1, 2021	21,880	89	21,969

Net income	51	—	51
Other comprehensive loss	—	(211)	(211)

Balance, March 31, 2021	$21,931	$(122)	$21,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$51	$9
Adjustments to reconcile change in net income to net cash provided by operating activities:
Provision for loan losses	69	359
Depreciation and amortization	55	49
Net accretion of securities premiums and discounts	(11)	(22)
Deferred income tax benefit	(38)	(97)
Loss (gain) on equity securities	15	(13)
Deferred loan fees, net	(13)	(12)
Realized gain on sale of other real estate owned	—	(30)
Earnings on bank owned life insurance	(41)	(31)
Increase in accrued interest receivable and other assets	(505)	(198)
(Decrease) increase in accrued expenses and other liabilities	(60)	259

Net Cash (Used in) Provided by Operating Activities	(478)	273

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(4,499)	(3,250)
Maturities, calls, and principal repayments	1,281	5,401
Redemption of restricted stocks	148	117
Net increase in loans receivable	(12,870)	(9,671)
Purchases of premises and equipment	(16)	(8)

Net Cash Used in Investing Activities	(15,956)	(7,411)

Cash Flows from Financing Activities
Net increase in deposits	9,669	19,526
Repayments of borrowings	(3,707)	(2,914)

Net Cash Provided by Financing Activities	5,962	16,612

(Decrease) increase in cash and cash equivalents	(10,472)	9,474

Cash and Cash Equivalents, Beginning of Period	50,591	12,969

Cash and Cash Equivalents, End of Period	$40,119	$22,443

Supplementary Cash Flows Information
Interest paid	$602	$609
Income taxes	$—	$—
Noncash transfer of loans to other real estate owned	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Basis of Presentation

Organization and Nature of Operations

Prosper Bank (the “Bank”) is a state-chartered savings bank established in 1919. The main office is located in Coatesville, Pennsylvania with three other branches located in New Holland, Oxford, and Georgetown, Pennsylvania. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate and, to a lesser extent, consumer loans. The Bank competes with other banking and financial institutions in its primary market communities encompassing Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties in Pennsylvania. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “PADOB”).

Principles of Consolidation

The consolidated financial statements also include the accounts of CSB Investments, Inc. (“CSB”), a wholly-owned subsidiary of the Bank located in Wilmington, Delaware. The sole purpose of CSB is to maintain and manage the Bank’s investment portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Bank’s customers operate and could impair their ability to fulfill their financial obligations to the Bank. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Bank operates. While there has been no material impact to the Bank’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Bank.  The Bank’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Bank could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Bank’s operations, the Bank is disclosing potentially material items of which it is aware.

 COVID-19 mitigation measures have been lifted in Pennsylvania. The masking order will be lifted on June 28, 2021 or when 70 percent of adults are fully vaccinated, whichever comes first. Fully vaccinated Pennsylvanians may choose not to wear a mask unless they are required by a business or organization. The Bank lifted their mask mandate for fully vaccinated customers and associates on June 9, 2021.

The Conversion and Our Organizational Structure

On March 8, 2021, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank  will convert from the mutual form of ownership to the stock form of ownership. PB Bankshares, Inc. will become the stock holding company of the Bank and will offer for sale shares of common stock to certain current and former depositors of the Bank and potentially others in a subscription and community offering. The proposed Plan of Conversion is subject to approval by the FDIC, the PADOB, the Federal Reserve Board and by affirmative vote of a least a majority of the votes eligible to be cast either in person or by proxy by depositors of the Bank. December 31, 2019 has been established as the eligibility record date for determining the eligible account holders entitled to receive first priority nontransferable subscription rights to subscribe for PB Bankshares, Inc. common stock. The stock is priced at $10.00 per share. In addition, the Bank’s Board of Trustees adopted an employee stock ownership plan (“ESOP”), which is permitted to subscribe for up to 8% of the common stock to be outstanding following the completion of the conversion and the stock offering.

The costs of the conversion and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. As of March 31, 2021, $396,000 of conversion costs had been incurred, included in other assets on the consolidated balance sheet.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019 contained in the Company’s definitive prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

The Bank has evaluated subsequent events through the date of issuance of the financial statements included herein.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and estimation of fair values.

While management uses available information to recognize estimated losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and underlying collateral values, if any. In addition, the FDIC and PADOB, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examinations.

2. Recent Accounting Pronouncements

This section provides a summary description of recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

Recently Issued, But Not Yet Effective Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the

Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and will hire a vendor to assist with expected credit loss projections.

During August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

During May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

During November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The effective date and transition methodology for the amendments in ASU 2019-11 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

During December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

During January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company does not have any loans and other financial instruments that are directly or indirectly influenced by LIBOR.

Recently Adopted Accounting Pronouncements

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the Paycheck Protection Program (PPP) loan program and treatment of certain loan modifications related to the COVID-19 pandemic. See Note 4 for the further discussion of COVID-19 loans.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,752	$1	$(183)	$21,570
Mortgage-backed securities	155	19	—	174
Collateralized mortgage obligations	6,930	165	—	7,095
Total available-for-sale debt securities	$28,837	$185	$(183)	28,839

Equity securities:
Mutual funds (fixed income)				$851

		Gross Unrealized	Gross Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$17,254	$22	$(1)	$17,275
Mortgage-backed securities	164	20	—	184
Collateralized mortgage obligations	8,192	226	—	8,418
Total available-for-sale debt securities	$25,610	$268	$(1)	25,877
Equity securities:
Mutual funds (fixed income)				$864

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$20,069	$(183)	$—	$—	$20,069	$(183)
Collateralized mortgage obligations	171	—	—	—	171	—

	$20,240	$(183)	$—	$—	$20,240	$(183)

December 31, 2020	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,249	$(1)	$—	$—	$1,249	$(1)
Collateralized mortgage obligations	6	—	—	—	6	—

	$1,255	$(1)	$—	$—	$1,255	$(1)

As of March 31, 2021 and December 31, 2020, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of March 31, 2021 and December 31, 2020.

At March 31, 2021, 45 agency bonds and one collateralized mortgage obligation were in an unrealized loss position for less than 12 months. At December 31, 2020, four agency bonds and one collateralized mortgage obligation were in an unrealized loss position for less than 12 months. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of March 31, 2021, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Bank does not consider these securities to be other-than-temporarily impaired as of March 31, 2021.

There were no securities sold during the three months ended March 31, 2021 or March 31, 2020. The amortized cost and fair value of debt securities available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value
Due less than one year	$—	$—
Due one year through five years	21,752	21,570
Due after five years through ten years	—	—
Mortgage-backed securities	155	174
Collateralized mortgage obligations	6,930	7,095

	$28,837	$28,839

At March 31, 2021 and December 31, 2020, the Bank had securities totaling $1,995,000 and $2,004,000, respectively, pledged to secure borrowings.

At March 31, 2021 and December 31, 2020, the Bank had securities totaling $6,956,000 and $7,810,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Real estate:
One- to four-family residential	$104,205	$106,413
Commercial	62,153	59,514
Construction	9,427	8,700
Commercial and industrial	23,582	11,801
Consumer loans	3,040	3,056

	202,407	189,484
Deferred loan fees, net	(624)	(585)
Allowance for loan losses	(2,924)	(2,854)

	$198,859	$186,045

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of March 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(35)	$1,304	$—	$1,304
Commercial	1,033	—	—	(64)	969	7	962
Construction	121	—	—	(14)	107	50	57
Commercial and industrial	136	—	1	85	222	—	222
Consumer	37	—	—	—	37	—	37
Unallocated	188	—	—	97	285	—	285

	$2,854	$—	$1	$69	$2,924	$57	$2,867

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$104,205	$1,535	$102,670
Commercial	62,153	1,651	60,502
Construction	9,427	584	8,843
Commercial and industrial	23,582	—	23,582
Consumer	3,040	—	3,040

	$202,407	$3,770	$198,637

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2020 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2020 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$935	$—	$—	$111	$1,046	$—	$1,046
Commercial	687	—	—	151	838	42	796
Construction	42	—	—	7	49	—	49
Commercial and industrial	29	—	3	88	120	—	120
Consumer	13	—	—	(13)	—	—	—
Unallocated	133	—	—	15	148	—	148

	$1,839	$—	$3	$359	$2,201	$42	$2,159

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,413	$1,494	$104,919
Commercial	59,514	1,671	57,843
Construction	8,700	640	6,731
Commercial and industrial	11,801	—	13,130
Consumer	3,056	—	3,056

	$189,484	$3,805	$185,679

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2021 and for the three months ended March 31, 2021 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,535	$1,548	$—	$1,515	$13
Commercial	1,171	1,171	—	1,177	15
Construction	370	377	—	373	—
Commercial and industrial	—	—	—	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	480	555	7	484	—
Construction	214	250	50	239	—
Commercial and industrial	—	—	—	—	—
Total:
Real estate:
One- to four-family residential	$1,535	$1,548	$—	$1,515	$13
Commercial	1,651	1,726	7	1,661	15
Construction	584	627	50	612	—
Commercial and industrial	—	—	—	—	—

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2020 and for the period then ended (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,494	$1,580	$—	$1,562	$62
Commercial	1,183	1,183	—	1,242	66
Construction	376	383	—	380	12
Commercial and industrial	—	—	—	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	488	561	16	508	23
Construction	264	300	24	264	—
Commercial and industrial	—	—	—	—	—
Total:
Real estate:
One- to four-family residential	$1,494	$1,580	$—	$1,562	$62
Commercial	1,671	1,744	16	1,750	89
Construction	640	683	24	644	12
Commercial and industrial	—	—	—	—	—

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020  (in thousands):

	March 31,	December 31,
	2021	2020
Real estate:
One- to four-family residential	$1,197	$1,600
Commercial	564	575
Construction	584	640

	$2,345	$2,815

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of March 31, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$101,213	$1,397	$1,595	$—	$104,205
Commercial	60,618	359	1,176	—	62,153
Construction	8,843	—	584	—	9,427
Commercial and industrial	23,582	—	—	—	23,582
Consumer	3,040	—	—	—	3,040

	$197,296	$1,756	$3,355	$—	$202,407

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of December 31, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$103,557	$850	$2,006	$—	$106,413
Commercial	57,957	364	1,193	—	59,514
Construction	8,060	—	640	—	8,700
Commercial and industrial	11,801	—	—	—	11,801
Consumer	3,056	—	—	—	3,056

	$184,431	$1,214	$3,839	$—	$189,484

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$819	$—	$475	$1,294	$102,911	$104,205	$—
Commercial	—	—	479	479	61,674	62,153	—
Construction	128	—	584	712	8,715	9,427	—
Commercial and industrial	—	—	—	—	23,582	23,582
Consumer	—	—	—	—	3,040	3,040	—

	$947	$—	$1,538	$2,485	$199,922	$202,407	$—

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2020 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$790	$49	$491	$1,330	$105,083	$106,413	$—
Commercial	—	—	488	488	59,026	59,514	—
Construction	—	—	640	640	8,060	8,700	—
Commercial and industrial	—	—	—	—	11,801	11,801
Consumer	—	—	—	—	3,056	3,056	—

	$790	$49	$1,619	$2,458	$187,026	$189,484	$—

The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

Additionally, the Bank is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest payment deferrals. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or under applicable interagency guidance of the federal banking regulators. As of March 31, 2021, we had granted short-term payment deferrals on 87  loans, totaling approximately $24,128,000 in aggregate principal amount, that were otherwise performing. As of March 31, 2021, 82 of these loans, totaling $21,216,000, have returned to normal payment status.

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

No loans were modified during the three months ended March 31, 2021 and 2020 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. The commercial loan and construction loan troubled debt restructurings completed in 2017 were in default for the three months ended March 31, 2021 and 2020.

At March 31, 2021 and 2020, there was no other real estate owned. There was no real estate in process of foreclosure as of March 31, 2021 and December 31, 2020.

5. Borrowings

The Bank has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 0.28% and 0.41% at March 31, 2021 and December 31, 2020 respectively. The Bank had $0 outstanding under this line of credit at March 31, 2021 and December 31, 2020.

The Bank has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, which expires on June 30, 2021. Interest on the line of credit is charged at 0.50%. The Bank had $0 outstanding under this line of credit at March 31, 2021 and December 31, 2020. In addition to the unsecured line of credit with ACBB, the Bank also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Bank’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at March 31, 2021 and December 31, 2020.

Borrowings from the FHLB at March 31, 2021 and December 31, 2020 consist of the following (dollars in thousands):

	March 31,		December 31,
	2021		2020
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2021	165	1.25	3,872	2.37
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78

	$16,846	2.44%	$20,553	2.44%

Maximum borrowing capacity was approximately $92,511,000 and $88,751,000 at March 31, 2021 and December 31, 2020, respectively. The Bank has two letters of credit with FHLB for $4,250,000 at March 31, 2021 and December 31, 2020.

6. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Commitments to grant loans	$24,417	$15,900
Unfunded commitments under lines of credit	8,214	7,612

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management’s credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

7. Contingencies

In the normal course of business, the Bank is subject to various lawsuits involving matters generally incidental to its business. As of March 31, 2021 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Bank.

8. Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2020 and March 31, 2021.

In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than the required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the final rules the community bank leverage ratio minimum requirement is 8.5% for calendar year 2021 and 9% for calendar year 2022 and beyond. The final rule allows for a two-quarter grace period to improve a ratio that falls below the required level, provided that the bank maintains a leverage ratio of 7.5% for calendar year 2021 and 8% for calendar year 2022 and beyond. The Bank has a two quarter grace period (until the quarter ending September 30, 2021) to increase its CBLR to 8.5%.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

				To be Well Capitalized under
				Prompt Corrective Action
March 31, 2021	Actual			Provisions
	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$21,931	7.94%	(1)	$23,472	8.50%

(1) Within grace period.

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2020	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	21,880	8.15%	21,471	8.00%

9. Fair Value of Financial Instruments

The Bank groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is determined at a reasonable point within the range that is most representative of fair value under current market conditions.

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective quarter ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each quarter end.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for its financial assets and liabilities:

Debt and Equity Securities (Carried at Fair Value)

The fair value of debt and equity securities (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt and equity securities without relying exclusively on quoted market prices for the specific debt and equity securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Bank has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2021, the fair value consists of the recorded investment in the loans of $637,000, net of a valuation allowance of $57,000. At December 31, 2020, the fair value consists of the recorded investment in the loans of $712,000, net of a valuation allowance of $40,000. Impaired loans are included in Loans Receivable in the table below.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values are considered immaterial.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,570	$—	$21,570	$—
Mortgage-backed securities	174	—	174	—
Collateralized mortgage obligations	7,095	—	7,095	—
Mutual funds	851	851	—	—

	$29,690	$851	$28,839	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$17,275	$—	$17,275	$—
Mortgage-backed securities	184	—	184	—
Collateralized mortgage obligations	8,418	—	8,418	—
Mutual funds	864	864	—	—

	$26,741	$864	$25,877	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$637	$—	$—	$637

	$637	$—	$—	$637

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$712	$—	$—	$712

	$712	$—	$—	$712

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to measure fair value at March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$637	Appraisal of collateral	Selling expenses and discounts (1)	9.2% - 67.2% (50.7%)

December 31, 2020
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$712	Appraisal of collateral	Selling expenses and discounts (1)	9.2% - 38.1% (28.8%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Bank’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$40,119	$40,119	$50,591	$50,591
Debt securities - available-for-sale	2	28,839	28,839	25,877	25,877
Equity securities	1	851	851	864	864
Restricted stocks	2	898	898	1,046	1,046
Loans, net	3	198,859	201,799	186,045	188,311
Accrued interest receivable	1	960	960	851	851

Financial liabilities:
Demand deposits, savings, and money market	1	156,169	156,169	145,517	145,517
Certificates of deposit	2	84,916	86,271	85,899	87,431
Long-Term borrowings	2	16,846	17,440	20,553	21,279
Accrued interest payable	1	203	203	228	228

10. Non-Interest Revenues

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investments. In addition, certain non-interest income streams such as gains on equity investments, income associated with bank owned life insurance, and loan fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as service charges on deposit accounts and gains on sale of other real estate owned. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Service Fees on Deposit Accounts

Service charges on deposit accounts consist of fees on depository accounts includes NSF fees, miscellaneous deposit-based service fees, monthly maintenance fees for consumer and commercial, and account analysis and related fees (commercial).

Service charges and fees charged daily are a result of an event or service being provided on the day with the Bank recognizing the revenue on the same day. The Bank has determined that all performance obligations for daily service charges and fees are met on the same day as the transaction and, therefore, should be recognized as these occur.

Monthly maintenance/service charges and fees are charged on the last day of the month (i.e. the same month as charges are incurred) after the system has completed its processing. The Bank has determined that all performance obligations for monthly fees are typically met during the month or the same day as the customer has not met its obligation. As monthly fees are typically incurred by the Customer throughout the month, the fees should be recognized upon completion of the month since the performance obligations have been met for those services.

Account analysis service charges and fees are recorded on a monthly basis on the last day of the month. The Bank has determined that all performance obligations for account analysis fees are met during the month.

Debit Card Income

Debit card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

Gains on Sale of Other Real Estate Owned

The sale of other real estate owned is currently recognized on the closing date of sale when all performance obligations have been met, and control of the asset has been transferred to the buyer. Any gains are included in non-interest expenses in the consolidated statements of operations.

For the Bank, there are no other material revenue streams within the scope of Topic 606. The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
Non-interest income	2021	2020
In scope of Topic 606 Service charges on deposit accounts	$44	44
Debit card income	51	44
Other service charges	19	16
Other non-interest income	13	13
Non-interest income (in scope for Topic 606)	127	117
Non-interest income (out of scope for Topic 606)	26	44
Total non-interest income	$153	$161

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021 and 2020, the Bank did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize as an expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Bank utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the assets that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic the Bank did not capitalize any contract acquisition cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding Prosper Bank provided in this Form 10-Q and in the Company’s prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

 These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial services industry, securities and local real estate markets (including real estate values);

•

significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial real estate and commercial and industrial lending;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to improve our asset quality even as we increase our commercial real estate lending;

•

changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•

changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	the ability of key third-party service providers to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives, we were able to increase our consolidated assets by $5.7 million, or 2.1%, from $275.3 million at December 31, 2020 to $281.1 million at March 31, 2021 and increase our deposits by $9.7 million, or 4.2%, from $231.4 million at December 31, 2020 to $241.1 million at March 31, 2021.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for loan losses and noninterest expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended March 31, 2021, we reported net income of $51,000 compared to net income of $9,000 for the three months ended March 31, 2020. The period over period increase in earnings of $42,000 was attributable to a decrease in the provision for loan losses, partially offset by increases in noninterest expenses and income tax expense, and  decreases in net interest income and noninterest income.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our market area. In response to the pandemic, the governments of the Commonwealth of Pennsylvania and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. As of March 31, 2021, many of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $4.3 million of PPP loans in the first quarter of 2021.

In response to the COVID-19 pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

●	Temporarily operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home. We have also established a Pandemic Response team.
●	The safety and health of our staff and our customers is our highest priority. We have installed plexiglass sneeze barriers in all teller areas, in each of our branch offices. Hand sanitizer is available at each of the teller stations/new accounts desks, and floors are marked to encourage customers to stay six feet apart. Facemasks are mandatory for all employees at work. All employees also have access to gloves, hand sanitizer, and disinfectant wipes while at work.
●	Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, and suspending property foreclosures.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act and recent COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP through the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the President of the United States terminates. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

As of March 31, 2021, we had granted short-term payment deferrals on 87 loans, totaling approximately $24.1 million in aggregate principal amount, that were otherwise performing. As of March 31, 2021, 82 of these loans, totaling $21.2 million, had returned to normal payment status with five loans and $2.9 million remaining in deferral status.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

In 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for loan losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of trustee oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the PADOB, as an integral part of their examination process, periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred tax assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies, these assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and the impact of tax planning strategies. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which we had established a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Estimation of fair values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets.  Total assets increased $5.7 million, or 2.1%, to $281.1 million at March 31, 2021 from $275.3 million at December 31, 2020, primarily reflecting increases in net loans receivable and debt securities available-for-sale, partially offset by a decrease in cash and cash equivalents.

Net loans receivable increased $12.8 million, or 6.9%, to $198.9 million at March 31, 2021 from $186.0 million at December 31, 2020 primarily due to increases in commercial and industrial, commercial real estate, and construction loans. Commercial and industrial loans increased $11.8 million, or 99.8%, to $23.6 million at March 31, 2021 from $11.8 million at December 31, 2020.  Commercial real estate loans increased $2.6 million, or 4.4%, to $62.2 million at March 31, 2021 from $59.5 million at December 31, 2020.  Construction loans increased $727,000, or 8.4%, to $9.4 million at March 31, 2021 from $8.7 million at December 31, 2020.  One- to four-family residential real estate loans decreased $2.2 million, or 2.1%, to $104.2 million at March 31, 2021 from $106.4 million at December 31, 2020. The increase in commercial real estate and commercial and industrial loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. We also originated $4.3 million in PPP loans during the first quarter of 2021 which are classified as commercial and industrial loans. The decrease in one- to four-family residential loans was primarily the result of customers refinancing their loans elsewhere at lower rates as we continued to reduce our investment in one- to four-family residential loans as part of our business strategy.

Debt securities available-for-sale increased $3.0 million, or 11.4%, to $28.8 million at March 31, 2021 from $25.9 million at December 31, 2020 primarily due to purchases of $4.5 million of U.S. Government and agency obligations, partially offset by a combination of $1.3 million of principal repayments on mortgage-backed securities, and a $265,000 decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first quarter of 2021.

Cash and cash equivalents decreased by $10.6 million, or 20.9%, to $40.0 million at March 31, 2021 from $50.6 million at December 31, 2020 due to the use of cash to fund loan originations, purchase debt securities, and pay off maturing Federal Home Loan Bank borrowings.

Deposits and borrowings. Total deposits increased $9.7 million, or 4.2%, to $241.1 million at March 31, 2021 from $231.4 million at December 31, 2020.  The increase in our deposits reflected a $5.0 million increase in interest-bearing demand accounts, a $2.2 million increase in money market accounts, a $2.0 million increase in savings accounts, and a $1.5 million increase in noninterest-bearing demand accounts, partially offset by a $983,000 decrease in certificates of deposit. The increase in demand, money market, and savings accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic as well as management’s continuing focus on increasing the commercial deposit accounts of its customers during the first quarter of 2021.

Total borrowings from the Federal Home Loan Bank of Pittsburgh decreased $3.7 million, or 18.0%, to $16.8 million at March 31, 2021 from $20.6 million at December 31, 2020 due to principal repayments on and maturities of our advances.  The decrease in Federal Home Loan Bank borrowings was also due to higher cash and cash equivalents as a result of an increase in deposits thereby reducing the need for additional liquidity.

Equity. Equity decreased $160,000, or 0.7%, to $21.8 million at March 31, 2021 from $22.0 million at December 31, 2020.  The decrease was due to a decrease of $211,000 in accumulated other comprehensive income as a result of a decrease in the fair market value of our debt securities available-for-sale in the first quarter of 2021, partially offset by net income of $51,000.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General.  Net income increased $42,000 to $51,000 for the three months ended March 31, 2021 from $9,000 for the three months ended March 31, 2020. The $42,000 period over period increase in earnings was attributable to a $290,000 decrease in the provision for loan losses, partially offset by a $205,000 increase in noninterest expense, a $9,000 increase in income tax expense, a $26,000 decrease in net interest income, and an $8,000 decrease in noninterest income.

Interest income.  Total interest income decreased $49,000, or 2.1%, to $2.2 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020. The decrease in interest income resulted from a 92 basis points decrease in the average yield on interest-earning assets from 4.28% for the three months ended March 31, 2020 to 3.36% for the three months ended March 31, 2021, partially offset by a $52.9 million increase period over period in the average balance of interest-earning assets, primarily in cash and cash equivalents and loans.

Interest income on loans, including fees, increased $40,000, or 1.9%, to $2.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, reflecting an increase in the average balance of loans to $194.6 million for the three months ended March 31, 2021 from $176.9 million for the three months ended March 31, 2020, nearly offset by a 35 basis points decrease in the average yield on loans.  The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balance of one- to four-family residential loans. The average yield on loans decreased to 4.41% for the three months ended March 31, 2021 from 4.76% for the three months ended March 31, 2020, as a result of a decrease in market interest rates since March 31, 2020.

Interest income on debt securities available for sale decreased $54,000, or 40.8%, to $79,000 for the three months ended March 31, 2021 from $133,000 for the three months ended March 31, 2020.  The decrease in interest income on debt securities available for sale was due to a 119 basis points decrease in the average yield on debt securities available for sale to 1.12% for the three months ended March 31, 2021 from 2.31% for the three months ended March 31, 2020, partially offset by an increase in the average balance of debt securities available for sale of $5.2 million, or 22.7%, to $28.3 million for the three months ended March 31, 2021 from $23.0 million for the three months ended March 31, 2020. The average yield on debt securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market rates since March 31, 2020. The increase in the average balance of debt securities available for sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest income on cash and cash equivalents decreased $26,000, or 81.3%, to $6,000 for the three months ended March 31, 2021, from $32,000 for the three months ended March 31, 2020.  The decrease in interest income on cash and cash equivalents was attributable to a decrease in the average yield on cash and cash equivalents of 91 basis points to 0.06% for the three months ended March 31, 2021 from 0.97% for the three months ended March 31, 2020 as a result of the decrease in short-term market interest rates since March 31, 2020, partially offset by an increase in the average balance of cash and cash equivalents of $30.2 million, or 228.6%, to $43.4 million for the three months ended March 31, 2021 from $13.2 million for the three months ended March 31, 2020 due to increased liquidity on our balance sheet as customers increased their savings combined with management’s actions to ensure adequate liquidity during the onset of the COVID-19 pandemic.

Interest expense.  Interest expense decreased $23,000, or 3.8%, to $576,000 for the three months ended March 31, 2021 20from $599,000 for the three months ended March 31, 2020 as a result of a decrease in interest expense on borrowings, partially offset by an increase in interest expense on deposits. The decrease in interest expense reflected a 31 basis points decrease in the average cost of interest-bearing liabilities from 1.30% for the three months ended March 31, 2020 to 0.99% for the three months ended March 31, 2021, partially offset by a $47.4 million increase in the average balance of interest-bearing liabilities to $232.0 million for the three months ended March 31, 2021 from $184.6 million for the three months ended March 31, 2020.

Interest expense on deposits increased $8,000, or 1.7%, to $467,000 for the three months ended March 31, 2021 from $459,000 for the three months ended March 31, 2020 due to increases in the average balance of our interest-bearing deposits.  The average balance of our interest-bearing deposits increased $53.2 million, or 33.0%, to $214.1 million for the three months ended March 31, 2021 from $161.0 million for the three months ended March 31, 2020 due to increases in the average balances of certificates of deposit, money market, savings, interest-bearing demand deposit, and savings accounts. The average balance of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts, increased by $38.6 million to $149.0 million for the three months ended March 31, 2021 from $110.4 million for the three months ended March 31, 2020, partially offset by a decrease in the average cost of transaction accounts of 13 basis points to 0.34% for the three months ended March 31, 2021 from 0.47% for the three months ended March 31, 2020.  The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic and management’s focus on increasing the commercial deposit accounts of its customers in 2020 and which continued in the first quarter of 2021. Additionally, the average balance of certificates of deposit, traditionally our higher costing deposits, increased by $22.0 million to $85.7 million for the three months ended March 31, 2021 from $63.7 million for the three months ended March 31, 2020, partially offset by a 47 basis points decrease in the average cost of certificates of deposit to 1.59% for the three months ended March 31, 2021 from 2.06% for the three months ended March 31, 2020. The increase in the average balance of certificates of deposit was due to management’s actions to ensure adequate liquidity during the onset of the COVID-19 pandemic in addition to offering higher average rates as compared to other financial institutions in our market area. The weighted average rate paid on deposits decreased 27 basis points to 0.87% for the three months ended March 31, 2021 from 1.14% for the three months ended March 31, 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit.

Interest expense on Federal Home Loan Bank borrowings decreased $31,000, or 22.1%, to $109,000 for the three months ended March 31, 2021 from $140,000 0,0for the three months ended March 31, 2020. The decrease in interest expense on Federal Home Loan Bank borrowings was caused by a $5.7 million decrease in our average balance of Federal Home Loan Bank borrowings to $17.9 million for the three months ended March 31, 2021 compared to $23.6 million for the three months ended March 31, 2020 as a result of our increased average cash balances, partially offset by an increase in the average cost of these funds of eight basis points from 2.36% for the three months ended March 31, 2020 to 2.44% for the three months ended March 31, 2021 as lower cost borrowings matured during 2020 and in the first quarter of 2021.

Net interest income. Net interest income decreased $26,000, or 1.5%, to $1.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in net interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. Our net interest margin decreased

67 basis points to 2.49% for the three months ended March 31, 2021 from 3.16% for the three months ended March 31, 2020. Our net interest rate spread for the three months ended March 31, 2021 decreased 61 basis points to 2.37% from 2.98% for the three months ended March 31, 2020.  Net interest-earning assets increased to $35.2 million for the three months ended March 31, 2021 from $29.7 million for the three months ended March 31, 2020.

Provision for loan losses. We establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the consolidated balance sheet date. In determining the level of the allowance for loan losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $69,000 provision for loan losses for the three months ended March 31, 2021 compared to a $359,000 provision for loan losses for the three months ended March 31, 2020.  The decrease in the provision for loan losses was primarily due to adding additional reserves during the first quarter of 2020 to take into account the uncertain impacts of COVID-19 on economic conditions and our borrowers’ ability to repay loans. The allowance for loan losses was $2.9 million, or 1.45%, of loans outstanding at March 31, 2021 and $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$44	$44	$—	—%
Gain (Loss) on equity investments	(15)	13	(28)	(215.4)
Bank owned life insurance	41	31	10	32.3
Debit card income	51	44	7	15.9
Other service charges	19	16	3	18.8
Other income	13	13	—	—
Total noninterest income	$153	$161	$(8)	(5.0)%

Noninterest income decreased by $8,000, or 5.0%, to $153,000 for the three months ended March 31, 2021 from $161,000 for the three months ended March 31, 2020.  The decrease in noninterest income resulted primarily from a decrease in gain on equity investments partially offset by increases in income from bank owned life insurance and debit card income.  Loss on equity investments increased $28,000 to $15,000 due to a decrease in the fair market value of the investment during the three months ended March 31, 2021 as compared to a gain of $13,000 for the same period in 2020. Income from bank owned life insurance increased $10,000 due to the purchase of three additional insurance policies totaling $1.8 million in the fourth quarter of 2020. Debit card income increased $7,000 as a result of increased volume of transactions when comparing the three months ended March 31, 2021 to the same period in 2020.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$917	$844	$73	8.6%
Occupancy and equipment	153	134	19	14.2
Data and item processing	243	206	37	18.0
Advertising and marketing	11	16	(5)	(31.3)
Professional fees	86	118	(32)	(27.1)
Directors’ fees	61	59	2	3.4
Federal deposit insurance premiums	47	13	34	261.5
Other real estate owned, net	—	(30)	30	100.0
Debit card expenses	37	35	2	5.7
Other	141	96	45	46.9
Total noninterest expenses	$1,696	$1,491	$205	13.7%

Noninterest expenses increased $205,000, or 13.7%, to $1.7 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020.  The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $73,000, other expense of $45,000, data and item processing expense of $37,000, FDIC insurance premiums of $34,000, other real estate owned expense of $30,000, and occupancy and equipment expense of $19,000, partially offset by a decrease in professional fees of $32,000.  Salaries and employee benefits expense increased $73,000 primarily due to the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020.  Other expense increased $45,000 as a result of added expenses related to the implementation of a cloud-based life of loan platform in addition to identity theft restoration services associated with our flagship checking products.  Data and item processing expense increased $37,000 primarily due to increases in information technology expenses of $51,000, and core processing expenses of $18,000 as a result of annual contract increases and additional services, partially offset by a $25,000 decrease in network communications expense due to upgrading to a new phone system and a $7,000 decrease in escrow manager expenses as a result of switching to an in-house product. FDIC insurance premiums increased $34,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020.  Other real estate owned expense was $0 for the three months ended March 31, 2021 as compared to a $30,000 credit for the three months ended March 31, 2020 due to refunds received related to a foreclosed property from the prior year.  Occupancy and equipment expense increased $19,000 primarily due to increases of $23,000 in building repairs and maintenance and $9,000 in equipment deprecation due to purchases of new equipment, partially offset by a $10,000 decrease in equipment repairs and maintenance.  Professional fees decreased $32,000 due to decreases of $45,000 in other professional fees associated with non-recurring interim Chief Financial Officer consultant fees and $9,000 in pension plan administrative costs, partially offset by increases of $9,000 in audit and accounting expenses due to enhancing audit procedures from generally accepted audit standards to Public Company Accounting Oversight Board standards and $11,000 in legal fees.

Income tax expense (benefit).  Income tax expense increased $9,000, or 180.0%, to $4,000 for the three months ended March 31, 2021 from an income tax benefit of $5,000 for the three months ended March 31, 2020.  The increase in income tax expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $624,000 and $644,000 for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$194,611	$2,144	4.41%	$176,921	$2,104	4.76%
Debt securities available for sale	28,265	79	1.12%	23,036	133	2.31%
Restricted stocks	944	14	5.95%	1,175	23	7.81%
Cash and cash equivalents	43,438	6	0.06%	13,221	32	0.97%
Total interest-earning assets	267,258	2,243	3.36%	214,353	2,292	4.28%
Noninterest-earning assets	8,657			6,461
Total assets	$275,915			$220,814

Interest-bearing liabilities:
Interest-bearing demand deposits	$64,652	51	0.32%	$53,523	53	0.39%
Savings deposits	18,895	16	0.33%	17,946	25	0.56%
Money market deposits	44,879	59	0.52%	25,819	53	0.82%
Certificates of deposit	85,719	341	1.59%	63,688	328	2.06%
Total interest-bearing deposits	214,145	467	0.87%	160,976	459	1.14%
FHLB advances	17,887	109	2.44%	23,632	140	2.36%
Total interest-bearing liabilities	232,032	576	0.99%	184,608	599	1.30%
Noninterest-bearing demand deposits	20,602			13,138
Other noninterest-bearing liabilities	1,223			620
Total liabilities	253,857			198,366
Equity	22,058			22,448
Total liabilities and equity	$275,915			220,814
Net interest income		$1,667			$1,693
Net interest rate spread (1)			2.37%			2.98%
Net interest-earning assets (2)	$35,226			$29,745
Net interest margin (3)			2.49%			3.16%
Average interest-earning assets to interest-bearing liabilities	115.18%			116.11%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended
	March 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$974	$(934)	$40
Debt securities available-for-sale	35	(89)	(54)
Restricted stocks	(18)	9	(9)
Cash and cash equivalents	362	(388)	(26)
Total interest-earning assets	1,353	(1,402)	(49)

Interest-bearing liabilities:
Interest-bearing demand deposits	44	(46)	(2)
Savings deposits	6	(15)	(9)
Money market deposits	156	(150)	6
Certificates of deposit	454	(441)	13
Total deposits	660	(652)	8
Borrowings	(136)	105	(31)
Total interest-bearing liabilities	524	(547)	(23)
Change in net interest income	$829	$(855)	$(26)

Non-Performing Assets and Allowance for Loan Losses

Non-performing loans. Loans are reviewed on a weekly basis and again by our credit committee on a monthly basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at March 31, 2021 or as of December 31, 2020.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $422,000 and $478,000 as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$1,197	$1,600
Commercial	564	575
Construction	584	640
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	2,345	2,815

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$2,345	$2,815
Foreclosed assets	—	—
Total non-performing assets	$2,345	$2,815

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	208	214
Construction	214	264
Commercial and industrial	—	—
Consumer	—	—
Total	$422	$478

Total accruing troubled debt restructured loans	$589	$594
Total non-performing loans to total loans	1.16%	1.49%
Total non-accrual loans to total loans	1.16%	1.49%
Total non-performing assets to total assets	0.83%	1.02%

Non-performing loans decreased to $2.3 million, or 1.16% of total loans, at March 31, 2021 from $2.8 million, or 1.49% of total loans, at December 31, 2020. This decrease was due primarily to a $403,000 reduction in non-performing one- to four-family residential loans primarily due to the $362,000 pay-off of one relationship and a $56,000 reduction in non-performing construction loans primarily due to a pay-down of $50,000 on one relationship.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,854	$1,839
Provision for loan losses	69	359
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total charge-offs	—	—

Recoveries:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	1	3
Consumer	—	—
Total recoveries	1	3

Net (charge-offs) recoveries	1	3

Allowance at end of period	$2,924	$2,201

Allowance to non-performing loans	124.69%	78.19%
Allowance to total loans outstanding at the end of the period	1.45%	1.20%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%

The provision for loan losses decreased $290,000, or 80.8%, to $69,000 for the three months ended March 31, 2021 from $359,000 for the three months ended March 31, 2020 primarily due to adjustment of certain qualitative factors to take into account the uncertain impacts of the COVID-19 pandemic on economic conditions and borrowers’ ability to repay loans applied at March 31, 2020.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At March 31, 2021, we had the ability to borrow approximately $92.5 million from the Federal Home Loan Bank of Pittsburgh, of which $16.8 million had been advanced in addition to $4.3 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at March 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at March 31, 2021. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the three months ended March 31, 2021.

The board of trustees is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the three months ended March 31, 2021, our liquidity ratio averaged 49.5% due to the COVID-19 pandemic. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $40.1 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $28.8 million at March 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2021, totaled $32.4 million, or 38.2% of our certificates of deposit, and 13.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At March 31, 2021, Prosper Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio, including applicable grace periods. See Note 8 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding commitments to originate loans of $24.4 million, unused lines of credit totaling $8.2 million and $2.2 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $32.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Form 10-Q, the Bank carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Bank’s disclosure controls and procedures as of March 31, 2021, the Bank’s Chief Executive Officer and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2021, the Bank is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Bank.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: June 25, 2021

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)