Form 10-Q
period 2021-06-30
PB Bankshares, Inc.
filed 2021-08-12
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40612

(Exact name of registrant as specified in its charter)

Maryland	86-3947794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

185 E Lincoln Highway

Coatesville, PA 19320

(Address of Principal Executive Offices)

(610) 384-8282

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, par value $0.01 per share	PBBK	The NASDAQ Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As Common Stock, $0.01 par value - 2,777,250 shares outstanding as of August 11, 2021.

PB Bankshares, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

EXPLANATORY NOTE

PB Bankshares, Inc. (the “Company”) was formed to serve as the holding company for Prosper Bank (now Presence Bank) upon the completion of Prosper Bank’s mutual-to-stock conversion. As of June 30, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to Prosper Bank.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,
	2021	December 31,
	(Unaudited)	2020*
Assets
Cash and due from banks	$19,231	$25,899
Restricted cash from stock subscriptions	60,234	—
Federal funds sold	5,878	24,592
Interest bearing deposits with banks	100	100

Cash and cash equivalents	85,443	50,591

Debt securities available-for-sale, at fair value	27,801	25,877
Equity securities	856	864
Restricted stocks, at cost	889	1,046
Loans receivable, net of allowance for loan losses of $2,993 at June 30, 2021 and $2,854 at December 31, 2020	221,403	186,045
Premises and equipment, net	2,013	2,106
Deferred income taxes	896	672
Accrued interest receivable	999	851
Bank owned life insurance	7,224	6,639
Other assets	1,100	633

Total Assets	$348,624	$275,324

Liabilities and Equity

Liabilities
Deposits	$246,637	$231,416
Stock subscriptions restricted deposits	60,234	—
Long-term borrowings	18,383	20,553
Accrued expenses and other liabilities	1,346	1,386

Total Liabilities	326,600	253,355

Commitments and contingent liabilities – see Note 7

Equity
Retained earnings	22,210	21,880
Accumulated other comprehensive (loss) income	(186)	89

Total Equity	22,024	21,969

Total Liabilities and Equity	$348,624	$275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Derived from the audited financial statements of Prosper Bank.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and Dividend Income
Loans, including fees	$2,385	$2,116	$4,529	$4,220
Securities	85	147	178	303
Other	5	3	11	35
Total Interest and Dividend Income	2,475	2,266	4,718	4,558

Interest Expense
Deposits	447	476	914	935
Borrowings	104	137	213	277
Total Interest Expense	551	613	1,127	1,212

Net interest income	1,924	1,653	3,591	3,346

Provision for Loan Losses	69	189	138	548

Net interest income after provision for loan losses	1,855	1,464	3,453	2,798

Noninterest Income
Service charges on deposit accounts	47	22	91	66
Gain on sale of other real estate owned	—	30	—	30
(Loss) gain on equity investments	1	7	(14)	20
Bank owned life insurance income	44	31	85	62
Debit card income	63	45	114	89
Other service charges	28	26	47	42
Other income	15	5	28	18
Total Noninterest Income	198	166	351	327

Noninterest Expenses
Salaries and employee benefits	897	821	1,814	1,665
Occupancy and equipment	135	132	288	266
Data and item processing	244	215	487	421
Advertising and marketing	17	3	28	19
Professional fees	84	152	170	270
Directors’ fees	61	60	122	119
FDIC insurance premiums	57	19	104	32
Other real estate owned, net	—	30	—	—
Debit card expenses	36	32	73	67
Other	180	101	321	197
Total Noninterest Expenses	1,711	1,565	3,407	3,056

Income before income tax expense	342	65	397	69

Income Tax Expense	63	7	67	2

Net Income	$279	$58	$330	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$279	$58	$330	$67

Other Comprehensive (Loss) Income
Unrealized (losses) gains on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	(82)	(40)	(347)	373
Tax effect	18	8	72	(78)

	(64)	(32)	(275)	295

Total Comprehensive Income	$215	$26	$55	$362

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, April 1, 2020	$22,304	$235	$22,539

Net income	58	—	58
Other comprehensive income	—	(32)	(32)

Balance, June 30, 2020	$22,362	$203	$22,565

Balance, April 1, 2021	$21,931	$(122)	$21,809

Net income	279	—	279
Other comprehensive loss	—	(64)	(64)

Balance, June 30, 2021	$22,210	$(186)	$22,024

Balance, January 1, 2020	$22,295	$(92)	$22,203

Net income	67	—	67
Other comprehensive income	—	295	295

Balance, June 30, 2020	$22,362	$203	$22,565

Balance, January 1, 2021	$21,880	$89	$21,969

Net income	330	—	330
Other comprehensive loss	—	(275)	(275)

Balance, June 30, 2021	$22,210	$(186)	$22,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$330	$67
Adjustments to reconcile change in net income to net cash (used in) provided by operating activities:
Provision for loan losses	138	548
Depreciation and amortization	116	98
Gain on disposal of premises and equipment	(4)	—
Net accretion of securities premiums and discounts	(18)	(48)
Deferred income tax benefit	(152)	(44)
Loss (gain) on equity securities	14	(20)
Deferred loan fees, net	287	(23)
Realized gain on sale of other real estate owned	—	(30)
Earnings on bank owned life insurance	(85)	(62)
Increase in accrued interest receivable and other assets	(615)	(298)
(Decrease) increase in accrued expenses and other liabilities	(40)	93

Net Cash (Used in) Provided by Operating Activities	(29)	281

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(4,998)	(11,835)
Maturities, calls, and principal repayments	2,745	10,638
Dividends on equity securities reinvested	(6)	—
Purchase of bank owned life insurance	(500)	—
Redemption of restricted stocks	157	121
Net increase in loans receivable	(35,783)	(8,086)
Purchases of premises and equipment	(19)	(85)

Net Cash Used in Investing Activities	(38,404)	(9,247)

Cash Flows from Financing Activities
Net increase in deposits	15,221	42,322
Stock subscription proceeds	60,234	—
Increase in secured borrowing	1,633	—
Repayments of borrowings	(3,803)	(3,195)

Net Cash Provided by Financing Activities	73,285	39,127

Increase in cash and cash equivalents	34,852	30,161

Cash and Cash Equivalents, Beginning of Period	50,591	12,969

Cash and Cash Equivalents, End of Period	$85,443	$43,130

Supplementary Cash Flows Information
Interest paid	$1,178	$1,250
Income taxes	$—	$—
Noncash transfer of loans to other real estate owned	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Basis of Presentation

Organization and Nature of Operations

Prosper Bank rename Presence Bank (the “Bank”) is a state-chartered savings bank established in 1919. The main office is located in Coatesville, Pennsylvania with three other branches located in New Holland, Oxford, and Georgetown, Pennsylvania. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate and, to a lesser extent, consumer loans. The Bank competes with other banking and financial institutions in its primary market communities encompassing Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties in Pennsylvania. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “PADOB”).

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

COVID-19 mitigation measures have been lifted in Pennsylvania. The masking order was lifted on June 28, 2021. Fully vaccinated Pennsylvanians may choose not to wear a mask unless they are required by a business or organization. The Bank lifted its mask mandate for fully vaccinated customers and associates in June 2021.

The Conversion and Our Organizational Structure

On March 8, 2021, the Board of Directors of the Bank unanimously adopted a Plan of Conversion whereby the Bank  will convert from the mutual form of ownership to the stock form of ownership. PB Bankshares, Inc. will become the stock holding company of the Bank and will offer for sale shares of common stock to certain current and former depositors of the Bank. The proposed Plan of Conversion was approved by the FDIC, the PADOB, the Federal Reserve Board and by the depositors of the Bank. The stock was initially priced at $10.00 per share. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”), which is permitted to subscribe for up to 8% of the common stock to be outstanding following the completion of the conversion and the stock offering.

The costs of the conversion and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. As of June 30, 2021, $711,000 of conversion costs had been incurred, and included in other assets on the consolidated balance sheet. As of June 30, 2021, $60,234,000 was received from the subscription offering and is classified as restricted cash from stock subscriptions within cash and cash equivalents and stock subscriptions restricted deposits within liabilities on the balance sheet.

Recent Developments

On July 14, 2021, PB Bankshares, Inc. completed its initial public offering and the mutual-to-stock conversion of the Bank. The Bank is now a wholly owned subsidiary of the Company. The shares of the Company’s common stock began trading on the Nasdaq Capital Market on July 15, 2021, under the ticker symbol “PBBK.”

The Company sold 2,777,250 shares of common stock at $10.00 per share for gross offering proceeds of $27,773,000. The offering was oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019. Direct Registration Statements reflecting the shares purchased in the offering and refund checks for any subscribers not receiving all or part of shares ordered (with interest) were mailed on or about July 15, 2021. The ESOP purchased 8% or 222,180 shares of the Company’s common stock in the open market and completed the purchases on July 30, 2021.

In July 2021 $33,345,000 of the $60,234,000 of restricted cash from stock subscriptions and stock subscriptions restricted deposits were refunded due to the offering being oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company’s definitive prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

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

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. An internal team has been formed and the Compnay will hire a vendor to assist with expected credit loss projections.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
June 30, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,741	$—	$(221)	$21,520
Mortgage-backed securities	146	18	—	164
Collateralized mortgage obligations	5,995	123	(1)	6,117
Total available-for-sale debt securities	$27,882	$141	$(222)	27,801

Equity securities:
Mutual funds (fixed income)				$856

		Gross Unrealized	Gross Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$17,254	$22	$(1)	$17,275
Mortgage-backed securities	164	20	—	184
Collateralized mortgage obligations	8,192	226	—	8,418
Total available-for-sale debt securities	$25,610	$268	$(1)	25,877
Equity securities:
Mutual funds (fixed income)				$864

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$21,520	$(221)	$—	$—	$21,520	$(221)
Collateralized mortgage obligations	394	(1)	—	—	394	(1)

	$21,914	$(222)	$—	$—	$21,914	$(222)

December 31, 2020	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,249	$(1)	$—	$—	$1,249	$(1)
Collateralized mortgage obligations	6	—	—	—	6	—

	$1,255	$(1)	$—	$—	$1,255	$(1)

As of June 30, 2021 and December 31, 2020, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of June 30, 2021 and December 31, 2020.

At June 30, 2021, 48 agency bonds and two collateralized mortgage obligation were in an unrealized loss position for less than 12 months. At December 31, 2020, four agency bonds and one collateralized mortgage obligation were in an unrealized loss position for less than 12 months. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of June 30, 2021, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Bank does not intend to sell these securities and it is more likely than not that the Bank will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Bank does not consider these securities to be other-than-temporarily impaired as of June 30, 2021.

There were no securities sold during the six months ended June 30, 2021 or June 30, 2020. The amortized cost and fair value of debt securities available-for-sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value
Due less than one year	$—	$—
Due one year through five years	21,741	21,520
Due after five years through ten years	—	—
Mortgage-backed securities	146	164
Collateralized mortgage obligations	5,995	6,117

	$27,882	$27,801

At June 30, 2021 and December 31, 2020, the Bank had securities totaling $1,989,000 and $2,004,000, respectively, pledged to secure borrowings.

At June 30, 2021 and December 31, 2020, the Bank had securities totaling $14,335,000 and $7,810,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Real estate:
One-to four-family residential	$104,283	$106,413
Commercial	80,456	59,514
Construction	13,089	8,700
Commercial and industrial	24,405	11,801
Consumer loans	3,024	3,056

	225,257	189,484
Deferred loan fees, net	(861)	(585)
Allowance for loan losses	(2,993)	(2,854)

	$221,403	$186,045

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended June 30, 2021 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,304	$—	$—	$11	$1,315
Commercial	969	—	—	22	991
Construction	107	—	—	94	201
Commercial and industrial	222	—	—	(3)	219
Consumer	37	—	—	—	37
Unallocated	285	—	—	(55)	230

	$2,924	$—	$—	$69	$2,993

The following table summarizes the activity in the allowance for loan losses by loan class for the six months ended June 30, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of June 30, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(24)	$1,315	$—	$1,315
Commercial	1,033	—	—	(42)	991	—	991
Construction	121	—	—	80	201	50	151
Commercial and industrial	136	—	1	82	219	—	219
Consumer	37	—	—	—	37	—	37
Unallocated	188	—	—	42	230	—	230

	$2,854	$—	$1	$138	$2,993	$50	$2,943

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$104,283	$1,127	$103,156
Commercial	80,456	1,631	78,825
Construction	13,089	577	12,512
Commercial and industrial	24,405	—	24,405
Consumer	3,024	—	3,024

	$225,257	$3,335	$221,922

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended June 30, 2020 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,046	$(14)	$—	$16	$1,048
Commercial	838		264	(325)	777
Construction	49	—	—	16	65
Commercial and industrial	120	—	—	1	121
Consumer	—	(4)	—	4	—
Unallocated	148	—	—	477	625

	$2,201	$(18)	$264	$189	$2,636

The following table summarizes the activity in the allowance for loan losses by loan class for the six months ended June 30, 2020 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2020 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$935	$(14)	$—	$127	$1,048	$—	$1,048
Commercial	687	—	264	(174)	777	33	744
Construction	42	—	—	23	65	12	53
Commercial and industrial	29	—	3	89	121	—	121
Consumer	13	(4)	—	(9)	—	—	—
Unallocated	133	—	—	492	625	—	625

	$1,839	$(18)	$267	$548	$2,636	$45	$2,591

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,413	$1,494	$104,919
Commercial	59,514	1,671	57,843
Construction	8,700	640	6,731
Commercial and industrial	11,801	—	13,130
Consumer	3,056	—	3,056

	$189,484	$3,805	$185,679

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2021 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,127	$1,131	$—
Commercial	1,631	1,710	—
Construction	363	373	—
Commercial and industrial	—	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	—	—	—
Construction	214	250	50
Commercial and industrial	—	—	—
Total:
Real estate:
One- to four-family residential	$1,127	$1,131	$—
Commercial	1,631	1,710	—
Construction	577	623	50
Commercial and industrial	—	—	—

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2020 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,494	$1,580	$—
Commercial	1,183	1,183	—
Construction	376	383	—
Commercial and industrial	—	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	488	561	16
Construction	264	300	24
Commercial and industrial	—	—	—
Total:
Real estate:
One- to four-family residential	$1,494	$1,580	$—
Commercial	1,671	1,744	16
Construction	640	683	24
Commercial and industrial	—	—	—

The following table summarizes information in regard to impaired loans by loan portfolio class for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,140	$12	$1,560	$2	$1,115	$25	$1,574	$15
Commercial	1,641	15	1,985	26	1,651	30	1,865	46
Construction	367	—	385	—	370	—	385	6
Commercial and industrial	—	—	—	—	—	—	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	282	—	—	—	284	—
Construction	214	—	263	—	238	—	263	—
Commercial and industrial	—	—	—	—	—	—	—	—
Total:
Real estate:
One- to four-family residential	$1,140	$12	$1,560	$2	$1,115	$25	$1,574	$15
Commercial	1,641	15	2,267	26	1,651	30	2,149	46
Construction	581	—	648	—	608	—	648	6
Commercial and industrial	—	—	—	—	—	—	—	—

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2021 and December 31, 2020  (in thousands):

	June 30,	December 31,
	2021	2020
Real estate:
One- to four-family residential	$778	$1,600
Commercial	471	575
Construction	577	640

	$1,826	$2,815

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Bank’s internal risk rating system as of June 30, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$101,728	$1,386	$1,169	$—	$104,283
Commercial	78,935	444	1,077	—	80,456
Construction	12,512	—	577	—	13,089
Commercial and industrial	24,405	—	—	—	24,405
Consumer	3,024	—	—	—	3,024

	$220,604	$1,830	$2,823	$—	$225,257

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$382	$57	$202	$641	$103,642	$104,283	$—
Commercial	—	—	503	503	79,953	80,456	33
Construction	128	—	577	705	12,384	13,089	—
Commercial and industrial	—	—	—	—	24,405	24,405
Consumer	—	—	—	—	3,024	3,024	—

	$510	$57	$1,282	$1,849	$223,408	$225,257	$33

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

Additionally, the Bank is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest payment deferrals. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or under applicable interagency guidance of the federal banking regulators. As of June 30, 2021, we had granted short-term payment deferrals on 77  loans, totaling approximately $23,077,000 in aggregate principal amount, that were otherwise performing. As of June 30, 2021, all loans have returned to normal payment status, with 75 of these loans, totaling $22,600,000, being current and two of these loans, totaling $477,000 being past due greater than 30 days as of June 30, 2021.

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

No loans were modified during the three and six months ended June 30, 2021 and 2020 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. The commercial loan and construction loan troubled debt restructurings completed in 2017 were in default for the three and six months ended June 30, 2021 and 2020, the loans had a balance of $415,000 and $489,000 as of June 30, 2021 and June 30, 2020, respectively.

At June 30, 2021 and 2020, there was no other real estate owned. There was no real estate in process of foreclosure as of June 30, 2021 and December 31, 2020.

5. Long-Term Borrowings

The Bank has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 0.33% and 0.41% at June 30, 2021 and December 31, 2020 respectively. The Bank had $0 outstanding under this line of credit at June 30, 2021 and December 31, 2020.

The Bank has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, which expired on June 30, 2021 and was renewed for one year expiring on June 30, 2022. Interest on the line of credit is charged at 0.50%. The Bank had $0 outstanding under this line of credit at June 30, 2021 and December 31, 2020. In addition to the unsecured line of credit with ACBB, the Bank also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Bank’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at June 30, 2021 and December 31, 2020.

Borrowings from the FHLB at June 30, 2021 and December 31, 2020 consist of the following (dollars in thousands):

	June 30,		December 31,
	2021		2020
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2021	69	1.24	3,872	2.37
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78

	$16,750	2.45%	$20,553	2.44%

Maximum borrowing capacity was approximately $93,295,000 and $88,751,000 at June 30, 2021 and December 31, 2020, respectively. The Bank has two unfunded letters of credit with FHLB for $5,500,000 and $4,250,000 at June 30, 2021 and December 31, 2020, respectively.

Long-term borrowings includes $1,633,000 of a participation loan classified as a secured borrowing at June 30, 2021.  The participation loan matures in 2024 and has an interest rate of 3.50% at June 30, 2021.

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

The Bank had the following off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Commitments to grant loans	$23,052	$15,900
Unfunded commitments under lines of credit	8,683	7,612

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

7. Contingencies

In the normal course of business, the Bank is subject to various lawsuits involving matters generally incidental to its business. As of June 30, 2021 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Bank.

8. Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2020 and June 30, 2021. In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than the required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the final rules the community bank leverage ratio minimum requirement is 8.5% for calendar year 2021 and 9% for calendar year 2022 and beyond. The final rule allows for a two-quarter grace period to improve a ratio that falls below the required level, provided that the bank maintains a leverage ratio of 7.5% for calendar year 2021 and 8% for calendar year 2022 and beyond. The Bank has a two quarter grace period (until the quarter ending September 30, 2021) to increase its CBLR to 8.5%. Subsequent to quarter end, the Company completed its initial public offering of common stock which will increase its community bank leverage ratio to greater than 9.0% as of September 30, 2021.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

				To be Well Capitalized under
				Prompt Corrective Action
June 30, 2021	Actual			Provisions
	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$22,210	7.49%	(1)	$29,633	8.50%

(1) Within grace period.

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2020	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	21,880	8.15%	21,471	8.00%

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Bank has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2021, the fair value consists of the recorded investment in the loans of $164,000, net of a valuation allowance of $50,000. At December 31, 2020, the fair value consists of the recorded investment in the loans of $712,000, net of a valuation allowance of $40,000. Impaired loans are included in Loans Receivable in the table below.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,520	$—	$21,520	$—
Mortgage-backed securities	164	—	164	—
Collateralized mortgage obligations	6,117	—	6,117	—
Mutual funds	856	856	—	—

	$28,657	$856	$27,801	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$17,275	$—	$17,275	$—
Mortgage-backed securities	184	—	184	—
Collateralized mortgage obligations	8,418	—	8,418	—
Mutual funds	864	864	—	—

	$26,741	$864	$25,877	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$164	$—	$—	$164

	$164	$—	$—	$164

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$712	$—	$—	$712

	$712	$—	$—	$712

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to measure fair value at June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$164	Appraisal of collateral	Selling expenses and discounts (1)	46.6% - 46.6% (46.6%)

December 31, 2020
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$712	Appraisal of collateral	Selling expenses and discounts (1)	9.2% - 38.1% (28.8%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Bank’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$85,443	$85,443	$50,591	$50,591
Debt securities - available-for-sale	2	27,801	27,801	25,877	25,877
Equity securities	1	856	856	864	864
Restricted stocks	2	889	889	1,046	1,046
Loans, net	3	221,403	222,105	186,045	188,311
Accrued interest receivable	1	999	999	851	851
Bank owned life insurance	2	7,224	7,224	6,639	6,639

Financial liabilities:
Demand deposits, savings, and money market	1	165,982	166,243	145,517	145,517
Stock subscriptions restricted deposits	1	60,234	60,234	—	—
Certificates of deposit	2	80,655	81,837	85,899	87,431
Long-Term borrowings	2	18,383	18,895	20,553	21,279
Accrued interest payable	1	179	179	228	228

10. Noninterest Revenues

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investments. In addition, certain noninterest income streams such as gains on equity investments, income associated with bank owned life insurance, and loan fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts and gains on sale of other real estate owned. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Gains on Sale of Other Real Estate Owned

The sale of other real estate owned is currently recognized on the closing date of sale when all performance obligations have been met, and control of the asset has been transferred to the buyer. Any gains are included in noninterest expenses in the consolidated statements of operations.

For the Bank, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest income	2021	2020	2021	2020
In scope of Topic 606 Service charges on deposit accounts	$47	22	$91	66
Debit card income	63	45	114	89
Other service charges	28	26	47	42
Other noninterest income	15	5	28	18
Noninterest income (in scope for Topic 606)	153	98	280	215
Noninterest income (out of scope for Topic 606)	45	68	71	112
Total noninterest income	$198	$166	$351	$327

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and 2020, the Bank did not have any significant contract balances.

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and stock offering in process, we were able to increase our consolidated assets by $73.3 million, or 26.6%, from $275.3 million at December 31, 2020 to $348.6 million at June 30, 2021 and increase our deposits by $15.2 million, or 6.6%, from $231.4 million at December 31, 2020 to $246.6 million at June 30, 2021. Outside of the initiatives noted, the growth was driven by the conversion and the stock offering, increasing cash and cash equivalents as well as stock subscriptions restricted deposits by $60.2 million during the first six months of 2021. In July 2021, $33.3 million of the subscriptions were refunded due to the offering being oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019.

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

For the three months ended June 30, 2021, we reported net income of $279,000 compared to net income of $58,000 for the three months ended June 30, 2020. The period over period increase in earnings of $221,000 was primarily attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expenses and income tax expense.

For the six months ended June 30, 2021, we reported net income of $330,000 compared to net income of $67,000 for the six months ended June 30, 2020. The period over period increase in earnings of $263,000 was primarily attributable to a decrease in the provision for loan losses and an increase in net interest income, partially offset by increases in noninterest expenses and income tax expense.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our market area. In response to the pandemic, the governments of the Commonwealth of Pennsylvania and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. As of June 30, 2021, many of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES

Act also established the PPP through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021.

In response to the COVID-19 pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

●	Temporarily operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home. We have also established a Pandemic Response team.
●	The safety and health of our staff and our customers is our highest priority. We have installed plexiglass sneeze barriers in all teller areas, in each of our branch offices. Hand sanitizer is available at each of the teller stations/new accounts desks, and floors are marked to encourage customers to stay six feet apart. Facemasks are mandatory for all employees at work. All employees also have access to gloves, hand sanitizer, and disinfectant wipes while at work.
●	Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, and suspending property foreclosures.
●	Currently fully vaccinated Pennsylvanians may choose not to wear a mask unless they are required by a business or organization. The Bank has lifted its mask mandate for fully vaccinated customers and associates.

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

As of June 30, 2021, we had granted short-term payment deferrals on 77 loans, totaling approximately $23.1 million in aggregate principal amount, that were otherwise performing. As of June 30, 2021, all of these loans have returned to normal payment status with 75 of these loans for $22.6 million being current and two of these loans for $477,000 being past due greater than 30 days.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of directors oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets.  Total assets increased $73.3 million, or 26.6%, to $348.6 million at June 30, 2021 from $275.3 million at December 31, 2020, primarily reflecting increases in cash and cash equivalents, net loans receivable and debt securities available-for-sale. Growth was driven by the conversion and the stock offering, increasing cash and due from banks as well by $60.2 million during the first six months of 2021. In July 2021, $33.3 million of the subscriptions were refunded due to the offering being oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019.

Net loans receivable increased $35.4 million, or 19.0%, to $221.4 million at June 30, 2021 from $186.0 million at December 31, 2020 primarily due to increases in commercial and industrial, commercial real estate, and construction loans. Commercial and industrial loans increased $12.6 million, or 106.8%, to $24.4 million at June 30, 2021 from $11.8 million at December 31, 2020.  Commercial real estate loans increased $20.9 million, or 35.2%, to $80.5 million at June 30, 2021 from $59.5 million at December 31, 2020.  Construction loans increased $4.4 million, or 50.4%, to $13.1 million at June 30, 2021 from $8.7 million at December 31, 2020 primarily due to new construction loans and to a lesser extend draws on existing commitments.  One-to four-family residential real estate loans decreased $2.1 million, or 2.0%, to $104.3 million at June 30, 2021 from $106.4 million at December 31, 2020. The increase in commercial real estate and commercial and industrial loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. We also originated $6.0 million in PPP loans during the first half of 2021 which are classified as commercial and industrial loans. The decrease in one-to four-family residential loans was primarily the result of customers refinancing their loans elsewhere at lower rates as we continued to reduce our investment in one-to four-family residential loans as part of our business strategy.

Debt securities available-for-sale increased $1.9 million, or 7.4%, to $27.8 million at June 30, 2021 from $25.9 million at December 31, 2020 primarily due to purchases of $5.0 million of U.S. Government and agency obligations, partially offset by a combination of $2.7 million of principal repayments on mortgage-backed securities, and a $347,000 decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first half of 2021.

Cash and cash equivalents increased by $34.9 million, or 68.9%, to $85.4 million at June 30, 2021 from $50.6 million at December 31, 2020 due to the conversion and the stock offering, increasing cash and due from banks by $60.2 million during the fix six months of June 30, 2021. In July 2021, $33.3 million of the subscriptions were refunded due to the offering being oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019. The increase in cash and due from banks was partially offset by the use of cash to fund loan originations, purchase debt securities, and pay off maturing Federal Home Loan Bank borrowings.

Deposits and borrowings. Total deposits increased $15.2 million, or 6.6%, to $306.9 million at June 30, 2021 from $246.6 million at December 31, 2020. The increase in our deposits reflected a $11.9 million increase in interest-bearing demand accounts, a $5.4 million increase in money market accounts, and a $3.7 million increase in savings accounts, partially offset by a $5.2 million decrease in certificates of deposit and a $491,000 decrease in noninterest-bearing demand accounts. The increase in demand, money market, and savings accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic as well as management’s continuing focus on increasing the commercial deposit accounts of its customers during 2021.

Stock subscriptions restricted deposits were $60.2 million at June 30, 2021. In July 2021, $33.3 million of the subscriptions were refunded due to the offering being oversubscribed in the first category of the subscription offering by eligible account holders as of the close of business on December 31, 2019.

Total borrowings from the Federal Home Loan Bank of Pittsburgh decreased $3.8 million, or 18.5%, to $16.8 million at June 30, 2021 from $20.6 million at December 31, 2020 due to principal repayments on and maturities of our advances.  The decrease in Federal Home Loan Bank borrowings was also due to higher cash and cash equivalents as a result of an increase in deposits thereby reducing the need for additional liquidity. Long-term borrowings includes $1.6 million for a participation loan classified as a secured borrowing at June 30, 2021.

Equity. Equity increased $55,000, or 0.3%, at $22.0 million at June 30, 2021 and December 31, 2020.  The increase was  due to net income of $330,000 for the first half of 2021, partially offset by a decrease of $275,000 in accumulated other comprehensive income (loss) as a result of a decrease in the fair market value of our debt securities available-for-sale in the first half of 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

General.  Net income increased $221,000 to $279,000 for the three months ended June 30, 2021 from $58,000 for the three months ended June 30, 2020. The $221,000 period over period increase in earnings was attributable to a $209,000 increase in interest and dividend income, a $120,000 decrease in the provision for loan losses, a $62,000 decrease in interest expense and a $32,000 increase in noninterest income, partially offset by a $146,000 increase in noninterest expense and a $56,000 increase in income tax expense.

Interest and dividend income.  Total interest and dividend income increased $209,000, or 9.2%, to $2.5 million for the three months ended June 30, 2021 from $2.3 million for the three months ended June 30, 2020. The increase in interest and dividend income was the result of a $44.5 million increase period over period in the average balance of interest-earning assets, primarily in cash and cash equivalents and loans, partially offset by a 28 basis points decrease in the average yield on interest-earning assets from 3.73% for the three months ended June 30, 2020 to 3.45% for the three months ended June 30, 2021.

Interest income on loans, including fees, increased $269,000, or 12.7%, to $2.4 million for the three months ended June 30, 2021 as compared to $2.1 million for the three months ended June 30, 2020, reflecting an increase in the average balance of loans to $214.7 million for the three months ended June 30, 2021 from $179.8 million for the three months ended June 30, 2020, partially offset by a 27 basis points decrease in the average yield on loans.  The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balance of one- to four-family residential loans. The average yield on loans decreased to 4.44% for the three months ended June 30, 2021 from 4.71% for the three months ended June 30, 2020, as a result of a decrease in market interest rates since June 30, 2020.

Interest income on debt securities available for sale, equity securities and restricted stocks decreased $62,000, or 42.2%, to $85,000 for the three months ended June 30, 2021 from $147,000 for the three months ended June 30, 2020.  The decrease in interest income on debt securities available for sale and restricted stocks was due to a 114 basis points decrease in the average yield on debt securities available for sale and restricted stocks to 1.01% for the three months ended June 30, 2021 from 2.15% for the three months ended June 30, 2020, partially offset by an increase in the average balance of debt securities available for sale and restricted stocks of $4.9 million, or 20.25%, to $29.3 million for the three months ended June 30, 2021 from $24.4 million for the three months ended June 30, 2020. The average yield on debt securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market rates since June 30, 2020. The increase in the average balance of debt securities available for sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity since June 30, 2020.

Interest income on cash and cash equivalents increased $2,000, or 66.7%, to $5,000 for the three months ended June 30, 2021, from $3,000 for the three months ended June 30, 2020.  The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of two basis points to 0.05% for the three months ended June 30, 2021 from 0.03% for the three months ended June 30, 2020 as a result of the higher cash balances held due to the conversion and the stock offering during the second quarter of 2021. The increase in the average balance of cash and cash equivalents of $4.9 million, or 12.88%, to $42.3 million for the three months ended June 30, 2021 from $37.4 million for the three months ended June 30, 2020 due to increased liquidity on our balance sheet as customers increased their savings.

Interest expense.  Interest expense decreased $62,000, or 10.1%, to $551,000 for the three months ended June 30, 2021 20from $613,000 for the three months ended June 30, 2020 as a result of a decrease in interest expense on borrowings and deposits. The decrease in interest expense reflected a 27 basis points decrease in the average cost of interest-bearing liabilities from 1.18% for the three months ended June 30, 2020 to 0.91% for the three months ended June 30, 2021, partially offset by a $32.1 million increase in the average balance of interest-bearing liabilities to $242.1 million for the three months ended June 30, 2021 from $210.1 million for the three months ended June 30, 2020.

Interest expense on deposits decreased $29,000, or 6.1%, to $447,000 for the three months ended June 30, 2021 from $476,000 for the three months ended June 30, 2020 as a result of a 24 basis points decrease in the average cost of deposits, partially offset by an increase in the average balance of our interest-bearing deposits.  The decrease in the average cost of deposits was primarily due to a 32 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.56% for the three months ended June 30, 2021 from 1.88% for the three months ended June 30, 2020, partially offset by an increase in the average balance of certificates of deposit, which increased by $9.2 million to $82.5 million for the three months ended June 30, 2021 from $73.3 million for the three months ended June 30, 2020. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts decreased by 13 basis points to 0.36% for the three months ended June 30, 2021 from 0.49% for the three months ended June 30, 2020, partially offset by the increase in the average balance of interest-bearing transaction accounts of $29.1 million to $142.9 million for the three months ended June 30, 2021 from $113.8 million for the three months ended June 30, 2020.  The weighted average rate paid on deposits decreased 24 basis points to 0.79% for the three months ended June 30, 2021 from 1.03% for the three months ended June 30, 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit. The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic and management’s focus on increasing the commercial deposit accounts of its customers in 2020 and which continued in the first half of 2021. The increase in the average balance of certificates of deposit was due to offering higher average rates as compared to other financial institutions in our market area.

The stock subscriptions restricted deposits were in a noninterest bearing account at the Bank, five basis points interest was calculated by the Bank and paid through the stock transfer agent. Total interest paid in July 2021 was $3,000 on the stock subscription restricted deposits.

Interest expense on Federal Home Loan Bank borrowings decreased $33,000, or 24.1%, to $104,000 for the three months ended June 30, 2021 from $137,000 for the three months ended June 30, 2020. The decrease in interest expense on Federal Home Loan Bank borrowings was caused by a $6.2 million decrease in our average balance of Federal Home Loan Bank borrowings to $16.8 million for the three months ended June 30, 2021 compared to $23.0 million for the three months ended June 30, 2020 as a result of our increased average cash balances, partially offset by an increase in the average cost of these funds of ten basis points from 2.38% for the three months ended June 30, 2020 to 2.48% for the three months ended June 30, 2021 as lower cost borrowings matured during 2020 and in the first half of 2021.

Net interest income. Net interest income increased $271,000, or 16.4%, to $1.9 million for the three months ended June 30, 2021 as compared to $1.7 million for the three months ended June 30, 2020. The increase in net interest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowings. Our net interest margin decreased four basis points to 2.68% for the three months ended June 30, 2021 from 2.72% for the three months ended June 30, 2020. Our net interest rate spread for the three months ended June 30, 2021 decreased one basis points to 2.54% from 2.55% for the three months ended June 30, 2020.  Average net interest-earning assets increased to $45.1 million for the three months ended June 30, 2021 from $32.7 million for the three months ended June 30, 2020.

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

Based on our evaluation of the above factors, we recorded a $69,000 provision for loan losses for the three months ended June 30, 2021 compared to a $189,000 provision for loan losses for the three months ended June 30, 2020.  The decrease in the provision for loan losses was primarily due to adding additional reserves during the second quarter of 2020 to take into account the uncertain impacts of COVID-19 on economic conditions and our borrowers’ ability to repay loans, partially offset by loan growth. We have seen a decrease in historical loss factors in the current year driven by no charge- offs to date in 2021. The allowance for loan losses was $3.0 million, or 1.33%, of loans outstanding at June 30, 2021 and $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$47	$22	$25	113.6%
Gain on sale of other real estate owned	—	30	(30)	(100.0)
Gain on equity investments	1	7	(6)	(85.7)
Bank owned life insurance	44	31	13	41.9
Debit card income	63	45	18	40.0
Other service charges	28	26	2	7.7
Other income	15	5	10	200.0
Total noninterest income	$198	$166	$32	19.3%

Noninterest income increased by $32,000, or 19.3%, to $198,000 for the three months ended June 30, 2021 from $166,000 for the three months ended June 30, 2020.  The increase in noninterest income resulted primarily from increases in income from service charges on deposits, bank owned life insurance and debit card income, partially offset by a decrease in gain on sale of other real estate owned.  Services charges on deposits increased $25,000 to $47,000 due to the growth in deposits during the first half of 2021.  Income from bank owned life insurance increased $13,000 due to the purchase of three additional insurance policies totaling $1.8 million in the fourth quarter of 2020 and first quarter of 2021.  Debit card income increased $18,000 as a result of increased volume of transactions when comparing the three months ended June 30, 2021 to the same period in 2020.  Gain on sale of other real estate owned decreased $30,000 to zero due to no sale of other real estate owned in 2021.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$897	$821	$76	9.3%
Occupancy and equipment	135	132	3	2.3
Data and item processing	244	215	29	13.5
Advertising and marketing	17	3	14	466.7
Professional fees	84	152	(68)	(44.7)
Directors’ fees	61	60	1	1.7
Federal deposit insurance premiums	57	19	38	200.0
Other real estate owned, net	—	30	(30)	100.0
Debit card expenses	36	32	4	12.5
Other	180	101	79	78.2
Total noninterest expenses	$1,711	$1,565	$146	9.3%

Noninterest expenses increased $146,000, or 9.3%, to $1.7 million for the three months ended June 30, 2021 from $1.6 million for the three months ended June 30, 2020.  The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $76,000, data and item processing expense of $29,000, FDIC insurance premiums of $38,000 and other expense of $79,000, partially offset by a decrease in professional fees of $68,000 and other real estate owned, net of $30,000.  Salaries and employee benefits expense increased $76,000 primarily due to the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020.  Data and item processing expense increased $29,000 primarily due to increases in information technology expenses of $42,000 and internet banking of $3,000 as a result of annual contract increases and additional services, partially offset by a $32,000 decrease in network communications expense due to upgrading to a new phone system. FDIC insurance premiums increased $38,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020. Other expense increased $79,000 as a result of added expenses related to the implementation of a cloud-based loan platform in addition to identity theft restoration services associated with our flagship checking products.  Professional fees decreased $68,000 primarily due to decreases of $62,000 in other professional fees associated with non-recurring interim Chief Financial Officer consultant fees. Other real estate owned expense was zero for the three months ended June 30, 2021 as compared to $30,000 for the three months ended June 30, 2020 due to cost associated with the sale of an other real estate owned property for the three months ended June 30, 2020.

Income tax expense.  Income tax expense increased $56,000, or 800.0%, to $63,000 for the three months ended June 30, 2021 from $7,000 for the three months ended June 30, 2020.  The increase in income tax expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $301,000 and $467,000 for the three months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$214,731	$2,385	4.44%	$179,753	$2,116	4.71%
Debt securities available for sale and restricted stocks	29,309	74	1.01%	24,374	131	2.15%
Equity securities	893	11	4.93%	1,152	16	5.56%
Cash and cash equivalents	42,292	5	0.05%	37,466	3	0.03%
Total interest-earning assets	287,225	2,475	3.45%	242,745	2,266	3.73%
Noninterest-earning assets	8,993			5,447
Total assets	$296,218			$248,192

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,052	54	0.29%	$61,108	58	0.38%
Savings deposits	21,001	17	0.32%	19,160	17	0.36%
Money market deposits	46,799	55	0.47%	33,532	62	0.75%
Certificates of deposit	82,493	321	1.56%	73,268	339	1.88%
Total interest-bearing deposits	225,345	447	0.79%	187,068	476	1.03%
Long-term borrowings	16,801	104	2.48%	23,006	137	2.38%
Total interest-bearing liabilities	242,146	551	0.91%	210,074	613	1.18%
Noninterest-bearing demand deposits (1)	30,714			14,742
Other noninterest-bearing liabilities	1,230			665
Total liabilities	274,090			225,481
Equity	22,128			22,711
Total liabilities and equity	$296,218			248,192
Net interest income		$1,924			$1,653
Net interest rate spread (2)			2.54%			2.55%
Net interest-earning assets (3)	$45,079			$32,671
Net interest margin (4)			2.68%			2.72%
Average interest-earning assets to interest-bearing liabilities	118.62%			115.55%

(1)	Including stock subscriptions restricted deposits, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Three Months Ended
	June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,648	$(1,379)	$269
Debt securities available for sale and restricted stocks	106	(163)	(57)
Equity securities	(14)	9	(5)
Cash and cash equivalents	1	1	2
Total interest-earning assets	1,741	(1,532)	209

Interest-bearing liabilities:
Interest-bearing demand deposits	53	(57)	(4)
Savings deposits	7	(7)	—
Money market deposits	100	(107)	(7)
Certificates of deposit	173	(191)	(18)
Total deposits	333	(362)	(29)
Borrowings	(148)	115	(33)
Total interest-bearing liabilities	185	(247)	(62)
Change in net interest income	$1,556	$(1,285)	$271

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

General.  Net income increased $263,000 to $330,000 for the six months ended June 30, 2021 from $67,000 for the six months ended June 30, 2020. The $263,000 period over period increase in earnings was attributable to a $160,000 increase in interest and dividend income, a $410,000 decrease in the provision for loan losses, a $85,000 decrease in interest expense and a $24,000 increase in noninterest income, partially offset by a $351,000 increase in noninterest expense and a $65,000 increase in income tax expense.

Interest and dividend income.  Total interest and dividend income increased $160,000, or 3.5%, to $4.7 million for the six months ended June 30, 2021 from $4.6 million for the six months ended June 30, 2020. The increase in interest and dividend income resulted from a $48.7 million increase period over period in the average balance of interest-earning assets, primarily in cash and cash equivalents and loans, partially offset by a 58 basis points decrease in the average yield on interest-earning assets from 4.00% for the six months ended June 30, 2020 to 3.42% for the six months ended June 30, 2021.

Interest income on loans, including fees, increased $309,000, or 7.3%, to $4.5 million for the six months ended June 30, 2021 as compared to $4.2 million for the six months ended June 30, 2020, reflecting an increase in the average balance of loans to $204.7 million for the six months ended June 30, 2021 from $178.3 million for the six months ended June 30, 2020, partially offset by a 29 basis points decrease in the average yield on loans.  The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balance of one- to four-family residential loans. The average yield on loans decreased to 4.45% for the six months ended June 30, 2021 from 4.74% for the six months ended June 30, 2020, as a result of a decrease in market interest rates since June 30, 2020.

Interest income on debt securities available for sale and restricted stocks decreased $125,000, or 41.3%, to $178,000 for the six months ended June 30, 2021 from $303,000 for the six months ended June 30, 2020.  The decrease in interest income on debt securities available for sale and restricted stocks was due to a 117 basis points decrease in the average yield on debt securities available for sale and restricted stocks to 1.06% for the six months ended June 30, 2021 from 2.23% for the six months ended June 30, 2020, partially offset by an increase in the average balance of debt securities available for sale and restricted stocks of $5.1 million, or 21.45%, to $28.8 million for the six months ended June 30, 2021 from $23.7 million for the six months ended June 30, 2020. The average yield on debt securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market rates since June 30, 2020. The increase in the average balance of debt securities available for sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity since June 30, 2020.

Interest income on cash and cash equivalents decreased $24,000, or 68.6%, to $11,000 for the six months ended June 30, 2021, from $35,000 for the six months ended June 30, 2020.  The decrease in interest income on cash and cash equivalents was attributable to an decrease in the average yield on cash and cash equivalents of 22 basis points to 0.05% for the six months ended June 30, 2021 from 0.27% for the six months ended June 30, 2020 as a result of the decrease in short-term market interest rates since June 30, 2020. The increase in the average balance of cash and cash equivalents of $17.5 million, or 68.23%, to $43.1 million for the six months ended June 30, 2021 from $25.6 million for the six months ended June 30, 2020 was due to increased liquidity on our balance sheet as customers increased their savings.

Interest expense.  Interest expense decreased $85,000, or 7.0%, to $1.1 million for the six months ended June 30, 2021 from $1.2 million for the six months ended June 30, 2020 as a result of a decrease in interest expense on borrowings and deposits. The decrease in interest expense reflected a 27 basis points decrease in the average cost of interest-bearing liabilities from 1.23% for the six months ended June 30, 2020 to 0.96% for the six months ended June 30, 2021, partially offset by a $39.8 million increase in the average balance of interest-bearing liabilities to $237.1 million for the six months ended June 30, 2021 from $197.3 million for the six months ended June 30, 2020.

Interest expense on deposits decreased $21,000, or 2.2%, to $914,000 for the six months ended June 30, 2021 from $935,000 for the six months ended June 30, 2020 as a result of a 24 basis points decrease in the average cost of deposits, partially offset by an increase in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 37 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.59% for the six months ended June 30, 2021 from 1.96% for the six months ended June 30, 2020 partially offset by an increase in the average balance of certificates of deposit which increased by $15.6 million to $84.1 million for the six months ended June 30, 2021 from $68.5 million for the six months ended June 30, 2020. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, decreased six basis points to 0.19% for the six months ended June 30, 2021 from 0.51% for the six months ended June 30, 2020, partially offset by an increase in the average balance of transaction interest-bearing accounts consisting of demand, savings, and money market accounts, increased by $30.1 million to $135.7 million for the six months ended June 30, 2021 from $105.5 million for the six months ended June 30, 2020.   The weighted average rate paid on deposits decreased 24 basis points to 0.84% for the six months ended June 30, 2021 from 1.08% for the six months ended June 30, 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit. The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic and management’s focus on increasing the commercial deposit accounts of its customers in 2020 and which continued in the first half of 2021. The increase in the average balance of certificates of deposit was due to offering higher average rates as compared to other financial institutions in our market area.

Interest expense on borrowings decreased $64,000, or 23.1%, to $213,000 for the six months ended June 30, 2021 from $277,000 for the six months ended June 30, 2020. The decrease in interest expense on borrowings was caused by a $6.0 million decrease in our average balance of borrowings to $17.3 million for the six months ended June 30, 2021 compared to $23.3 million for the six months ended June 30, 2020 as a result of our increased average cash balances, partially offset by an increase in the average cost of these funds of nine basis points from 2.35% for the six months ended June 30, 2020 to 2.44% for the six months ended June 30, 2021 as lower cost borrowings matured during 2020 and in the first half of 2021.

Net interest income. Net interest income increased $245,000, or 7.3%, to $3.6 million for the six months ended June 30, 2021 as compared to $3.3 million for the six months ended June 30, 2020. The increase in net interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowings. Average net interest-earning assets increased to $40.4 million for the six months ended June 30, 2021 from $31.5 million for the six months ended June 30, 2020. Our net interest margin decreased 33 basis points to 2.61% for the six months ended June 30, 2021 from 2.94% for the six months ended June 30, 2020. Our net interest rate spread for the six months ended June 30, 2021 decreased 30 basis points to 2.47% from 2.77% for the six months ended June 30, 2020.

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

Based on our evaluation of the above factors, we recorded a $138,000 provision for loan losses for the six months ended June 30, 2021 compared to a $548,000 provision for loan losses for the six months ended June 30, 2020.  The decrease in the provision for loan losses was primarily due to adding additional reserves during 2020 to take into account the uncertain impacts of COVID-19 on economic conditions and our borrowers’ ability to repay loan, partially offset by loan growth. We have seen a decrease in historical loss factors in the current year driven by no charge-offs to date in 2021. The allowance for loan losses was $3.0 million, or 1.33%, of loans outstanding at June 30, 2021 and $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$91	$66	$25	37.9%
Gain on sale of other real estate owned	—	30	(30)	(100.0)
(Loss) gain on equity investments	(14)	20	(34)	(170.0)
Bank owned life insurance	85	62	23	37.1
Debit card income	114	89	25	28.1
Other service charges	47	42	5	11.9
Other income	28	18	10	55.6
Total noninterest income	$351	$327	$24	7.3%

Noninterest income increased by $24,000, or 7.3%, to $351,000 for the six months ended June 30, 2021 from $327,000 for the six months ended June 30, 2020.  The increase in noninterest income resulted primarily from an increase in income from service charges on deposits, bank owned life insurance and debit card income, partially offset by a decrease in the gain on sale of other real estate owned and loss on equity investments. Income from service charges on deposit accounts increased $25,000 due to the increase in core deposits since June 30, 2020.  Income from bank owned life insurance increased $23,000 due to the purchase of six additional insurance policies totaling $1.8 million in the fourth quarter of

2020 and second quarter of 2021.  Debit card income increased $25,000 as a result of increased volume of transactions when comparing the six months ended June 30, 2021 to the same period in 2020. Gain on sale of other real estate owned was $30,000 for the six months ended June 30, 2020 with no sales of other real estate owned in 2021. Loss on equity investments increased $34,000 to $14,000 due to a decrease in the fair market value of the investment during the six months ended June 30, 2021 as compared to a gain of $20,000 for the same period in 2020.

Noninterest Expenses. Noninterest expenses information is as follows.

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,814	$1,665	$149	8.9%
Occupancy and equipment	288	266	22	8.3
Data and item processing	487	421	66	15.7
Advertising and marketing	28	19	9	47.4
Professional fees	170	270	(100)	(37.0)
Directors’ fees	122	119	3	2.5
Federal deposit insurance premiums	104	32	72	225.0
Debit card expenses	73	67	6	9.0
Other	321	197	124	62.9
Total noninterest expenses	$3,407	$3,056	$351	11.5%

Noninterest expenses increased $351,000, or 11.5%, to $3.4 million for the six months ended June 30, 2021 from $3.1 million for the six months ended June 30, 2020.  The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $149,000, data and item processing expense of $66,000, FDIC insurance premiums of $72,000 and other expense of $124,000, partially offset by a decrease in professional fees of $100,000.  Salaries and employee benefits expense increased $149,000 primarily due to the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020.  Data and item processing expense increased $66,000 primarily due to increases in information technology expenses of $95,000 and internet banking of $5,000 as a result of annual contract increases and additional services, partially offset by a $56,000 decrease in network communications expense due to upgrading to a new phone system. FDIC insurance premiums increased $72,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020. Other expense increased $124,000 primarily due to $79,000 increase in dues & subscriptions. Professional fees decreased $100,000 primarily due to decreases of $116,000 in other professional fees associated with non-recurring interim Chief Financial Officer consultant fees, partially offset by an increase in legal fees of $2,000.

Income tax expense.  Income tax expense increased $65,000 to $67,000 for the six months ended June 30, 2021 from $2,000 for the six months ended June 30, 2020.  The increase in income tax expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $733,000 and $459,000 for the six months ended June 30, 2021 and 2020, respectively.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$204,727	$4,529	4.45%	$178,337	$4,220	4.74%
Debt securities available for sale and restricted stocks	28,790	153	1.06%	23,705	264	2.23%
Equity securities	919	25	5.46%	1,164	35	6.10%
Cash and cash equivalents	43,105	11	0.05%	25,623	39	0.27%
Total interest-earning assets	277,541	4,718	3.43%	228,829	4,558	4.00%
Noninterest-earning assets	8,582			5,674
Total assets	$286,123			$234,503

Interest-bearing liabilities:
Interest-bearing demand deposits	$69,880	105	0.30%	$57,316	111	0.39%
Savings deposits	19,954	33	0.33%	18,553	42	0.46%
Money market deposits	45,845	113	0.50%	29,676	114	0.77%
Certificates of deposit	84,097	663	1.59%	68,477	668	1.96%
Total interest-bearing deposits	219,776	914	0.84%	174,022	935	1.08%
Long-term borrowings	17,341	213	2.44%	23,319	277	2.35%
Total interest-bearing liabilities	237,117	1,127	0.96%	197,341	1,212	1.23%
Noninterest-bearing demand deposits (1)	25,686			13,940
Other noninterest-bearing liabilities	1,227			643
Total liabilities	264,030			211,924
Equity	22,093			22,579
Total liabilities and equity	$286,123			234,503
Net interest income		$3,591			$3,346
Net interest rate spread (2)			2.47%			2.77%
Net interest-earning assets (3)	$40,424			$31,488
Net interest margin (4)			2.61%			2.94%
Average interest-earning assets to interest-bearing liabilities	117.05%			115.96%
(1)	Includes stock subscription restricted deposits, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Six Months Ended
	June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,251	$(942)	$309
Debt securities available for sale and restricted stocks	97	(208)	(111)
Equity securities	(17)	7	(10)
Cash and cash equivalents	47	(75)	(28)
Total interest-earning assets	1,378	(1,218)	160

Interest-bearing liabilities:
Interest-bearing demand deposits	49	(55)	(6)
Savings deposits	6	(15)	(9)
Money market deposits	125	(126)	(1)
Certificates of deposit	306	(311)	(5)
Total deposits	486	(507)	(21)
Borrowings	(140)	76	(64)
Total interest-bearing liabilities	346	(431)	(85)
Change in net interest income	$1,032	$(787)	$245

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2021 or as of December 31, 2020.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $416,000 and $478,000 as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$778	$1,600
Commercial	471	575
Construction	577	640
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,826	2,815

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	33	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	33	—
Total non-performing loans	$1,859	$2,815
Foreclosed assets	—	—
Total non-performing assets	$1,859	$2,815

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	202	214
Construction	214	264
Commercial and industrial	—	—
Consumer	—	—
Total	$416	$478

Total accruing troubled debt restructured loans	$583	$594
Total non-performing loans to total loans	0.83%	1.49%
Total non-accrual loans to total loans	0.81%	1.49%
Total non-performing assets to total assets	0.53%	1.02%

Non-performing loans decreased to $1.9 million, or 0.83% of total loans, at June 30, 2021 from $2.8 million, or 1.49% of total loans, at December 31, 2020. This decrease was due primarily to a $822,000 reduction in non-performing one-to four-family residential loans primarily due to the $362,000 pay-off of one relationship in the first quarter of 2021 and a $258,000 pay-off of one relationship in the second quarter of 2021.  Non-performing construction loans decreased $63,000 primarily due to a pay-down of $50,000 on one relationship in the first quarter of 2021.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,924	$2,201	$2,854	$1,839
Provision for loan losses	69	189	138	548
Charge-offs:
Real estate:
One- to four-family residential	—	(14)	—	(14)
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	(4)	—	(4)
Total charge-offs	—	(18)	—	(18)

Recoveries:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	264	—	264
Construction	—	—	—	—
Commercial and industrial	—	—	1	3
Consumer	—	—	—	—
Total recoveries	—	264	1	267

Net (charge-offs) recoveries	—	246	1	249

Allowance at end of period	$2,993	$2,636	$2,993	$2,636

Allowance to non-performing loans	161.00%	93.64%	161.00%	93.64%
Allowance to total loans outstanding at the end of the period	1.33%	1.20%	1.33%	1.20%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

The provision for loan losses decreased $120,000, or 63.5%, to $69,000 for the three months ended June 30, 2021 from $189,000 for the three months ended June 30, 2020. The provision for loan losses decreased $410,000, or 74.8%, to $138,000 for the six months ended June 30, 2021 from $548,000 for the six months ended June 30, 2020. The decreases are primarily due to adjustment of certain qualitative factors to take into account the uncertain impacts of the COVID-19 pandemic on economic conditions and borrowers’ ability to repay loans, partially offset by the increase in loans applied during the three and six months ended June 30, 2020. We have seen a decrease in historically loss factors in the current year driven by no charge-offs to date in 2021.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At June 30, 2021, we had the ability to borrow approximately $93.3 million from the Federal Home Loan Bank of Pittsburgh, of which $16.8 million had been advanced in addition to $4.3 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at June 30, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at June 30, 2021. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the three or six months ended June 30, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the three and six months ended June 30, 2021, our liquidity ratio averaged 20.9% and 21.8%, respectively, due to the COVID-19 pandemic. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $85.4 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.8 million at June 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2021, totaled $31.3 million, or 38.8% of our certificates of deposit, and 10.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At June 30, 2021, Prosper Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio, including applicable grace periods. See Note 8 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $23.1 million, unused lines of credit totaling $8.7 million and $1.5 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $31.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2021, the Bank is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Bank.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2021, PB Bankshares, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Prosper Bank (now Presence Bank) and the related offering of common stock by PB Bankshares, Inc. The Registration Statement (File No. 333-254209) was declared effective by the Securities and Exchange Commission on May 14, 2021. PB Bankshares, Inc. registered 2,777,250 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $27.8 million. The stock offering commenced on May 24, 2021, and ended on July 14, 2021.

Piper Sandler & Co. (“Piper Sandler”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Piper Sandler received a fee of $379,000. Piper Sandler was also reimbursed $152,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $27.8 million, through the sale of 2,777,250 shares of common stock at a price of $10.00 per share.

Net proceeds and use of proceeds will be reported supplementally.

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

Date: August 12, 2021

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)