Form 10-Q
period 2021-09-30
PB Bankshares, Inc.
filed 2021-11-15
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As Common Stock, $0.01 par value - 2,777,250 shares outstanding as of November 12, 2021.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,
	2021	December 31,
	(Unaudited)	2020*
Assets
Cash and due from banks	$40,966	$25,899
Federal funds sold	4,936	24,592
Interest bearing deposits with banks	100	100

Cash and cash equivalents	46,002	50,591

Debt securities available-for-sale, at fair value	27,082	25,877
Equity securities	866	864
Restricted stocks, at cost	887	1,046
Loans receivable, net of allowance for loan losses of $3,077 at September 30, 2021 and $2,854 at December 31, 2020	225,948	186,045
Premises and equipment, net	1,963	2,106
Deferred income taxes, net	913	672
Accrued interest receivable	974	851
Bank owned life insurance	7,269	6,639
Other assets	582	633

Total Assets	$312,486	$275,324

Liabilities and Stockholders' Equity

Liabilities
Deposits	$248,547	$231,416
Long-term borrowings	16,698	20,553
Accrued expenses and other liabilities	1,706	1,386

Total Liabilities	266,951	253,355

Commitments and contingent liabilities – see Note 7

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,777,250 and -0- issued and outstanding at September 30, 2021 and December 31, 2020, respectively	28	—
Additional paid-in capital	26,171	—
Retained earnings	22,420	21,880
Unearned ESOP shares	(2,898)	—
Accumulated other comprehensive (loss) income	(186)	89

Total Stockholders' Equity	45,535	21,969

Total Liabilities and Stockholders' Equity	$312,486	$275,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Derived from the audited financial statements of Prosper Bank (now Presence Bank).

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and Dividend Income
Loans, including fees	$2,552	$2,156	$7,081	$6,376
Securities	77	133	255	436
Other	18	2	29	37
Total Interest and Dividend Income	2,647	2,291	7,365	6,849

Interest Expense
Deposits	434	468	1,348	1,403
Borrowings	104	131	317	408
Total Interest Expense	538	599	1,665	1,811

Net interest income	2,109	1,692	5,700	5,038

Provision for Loan Losses	83	73	221	621

Net interest income after provision for loan losses	2,026	1,619	5,479	4,417

Noninterest Income
Service charges on deposit accounts	38	53	129	119
Gain on sale of other real estate owned	—	—	—	30
(Loss) gain on equity investments	8	—	(6)	20
Bank owned life insurance income	45	31	130	93
Debit card income	51	49	165	138
Other service charges	21	19	68	61
Other income	23	14	51	32
Total Noninterest Income	186	166	537	493

Noninterest Expenses
Salaries and employee benefits	1,051	915	2,865	2,580
Occupancy and equipment	153	150	441	416
Data and item processing	241	242	728	663
Advertising and marketing	37	63	65	82
Professional fees	135	105	305	375
Directors’ fees	60	61	182	180
FDIC insurance premiums	59	32	163	64
Other real estate owned, net	—	45	—	45
Debit card expenses	33	33	106	100
Other	186	64	507	261
Total Noninterest Expenses	1,955	1,710	5,362	4,766

Income before income tax expense	257	75	654	144

Income Tax Expense	47	10	114	12

Net Income	$210	$65	$540	$132
Net income per common share - basic and diluted	$0.08	N/A	$0.21	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$210	$65	$540	$132

Other Comprehensive (Loss) Income
Unrealized (losses) gains on debt securities available-for-sale:
Unrealized holding (losses) gains arising during period	—	(78)	(347)	295
Tax effect	—	16	72	(62)

	—	(62)	(275)	233

Total Comprehensive Income	$210	$3	$265	$365

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2020	$—	$—	$22,362	$—	$203	$22,565

Net income	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(62)	(62)

Balance, September 30, 2020	$—	$—	$22,427	$—	$141	$22,568

Balance, July 1, 2021	$—	$—	$22,210	$—	$(186)	$22,024

Net income	—	—	210	—	—	210
Common stock issued	28	26,171	—	—	—	26,199
Unearned ESOP shares	—	—	—	(2,898)	—	(2,898)
Other comprehensive loss	—	—	—	—	—	—

Balance, September 30, 2021	$28	$26,171	$22,420	$(2,898)	$(186)	$45,535

Balance, January 1, 2020	$—	$—	$22,295	$—	$(92)	$22,203

Net income	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	233	233

Balance, September 30, 2020	$—	$—	$22,427	$—	$141	$22,568

Balance, January 1, 2021	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	540	—	—	540
Common stock issued	28	26,171	—	—	—	26,199
Unearned ESOP shares	—	—	—	(2,898)	—	(2,898)
Other comprehensive loss	—	—	—	—	(275)	(275)

Balance, September 30, 2021	$28	$26,171	$22,420	$(2,898)	$(186)	$45,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$540	$132
Adjustments to reconcile change in net income to net cash provided by (used in) operating activities:
Provision for loan losses	221	621
Depreciation and amortization	172	150
Gain on disposal of premises and equipment	(4)	—
Net accretion of securities premiums and discounts	(24)	(74)
Deferred income tax benefit	(169)	(199)
Loss (gain) on equity securities	6	(20)
Deferred loan fees, net	144	(32)
Realized gain on sale of other real estate owned	—	(30)
Earnings on bank owned life insurance	(130)	(93)
Increase in accrued interest receivable and other assets	(72)	(821)
Increase in accrued expenses and other liabilities	320	254

Net Cash Provided by (Used in) Operating Activities	1,004	(112)

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(4,998)	(17,834)
Maturities, calls, and principal repayments	3,470	16,530
Dividends on equity securities reinvested	(8)	—
Purchase of bank owned life insurance	(500)	—
Redemption of restricted stocks	159	216
Net increase in loans receivable	(40,268)	(5,420)
Purchases of premises and equipment	(25)	(405)

Net Cash Used in Investing Activities	(42,170)	(6,913)

Cash Flows from Financing Activities
Net increase in deposits	17,131	46,123
Stock subscription proceeds	26,199	—
Purchase of ESOP shares	(2,898)	—
Repayments of borrowings	(3,855)	(5,272)

Net Cash Provided by Financing Activities	36,577	40,851

(Decrease) Increase in cash and cash equivalents	(4,589)	33,826

Cash and Cash Equivalents, Beginning of Period	50,591	12,969

Cash and Cash Equivalents, End of Period	$46,002	$46,795

Supplementary Cash Flows Information
Interest paid	$1,707	$1,849
Income taxes	$70	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Basis of Presentation

Organization and Nature of Operations

PB Bankshares, Inc., a Maryland Corporation (the “Company”) is the holding company of Presence Bank formerly Prosper Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On July 14, 2021, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on July 15, 2021. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Bank”).

The Bank is a state-chartered savings bank established in 1919. The main office is located in Coatesville, Pennsylvania with three other branches located in New Holland, Oxford, and Georgetown, Pennsylvania. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate and, to a lesser extent, consumer loans. The Bank competes with other banking and financial institutions in its primary market communities encompassing Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties in Pennsylvania. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “PADOB”).

Principles of Consolidation

The consolidated financial statements included accounts of the Company and its wholly-owned subsidiary, the Bank.  The Bank also include the accounts of CSB Investments, Inc. (“CSB”), a wholly-owned subsidiary of the Bank located in Wilmington, Delaware. The sole purpose of CSB is to maintain and manage the Bank’s investment portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company sold 2,777,250 shares of common stock at $10.00 per share for gross offering proceeds of $27,773,000. The Company’s Employee Stock Ownership Plan (the “ESOP”) purchased 8% or 222,180 shares of the Company’s common stock in the open market for $2,898,000 and completed the purchases on July 30, 2021.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in the Company’s definitive prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein.

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

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. An internal team has been formed and the Company will hire a vendor to assist with expected credit loss projections.

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

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
September 30, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,741	$—	$(200)	$21,541
Mortgage-backed securities	137	17	—	154
Collateralized mortgage obligations	5,285	103	(1)	5,387
Total available-for-sale debt securities	$27,163	$120	$(201)	27,082

Equity securities:
Mutual funds (fixed income)				$866

		Gross Unrealized	Gross Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$17,254	$22	$(1)	$17,275
Mortgage-backed securities	164	20	—	184
Collateralized mortgage obligations	8,192	226	—	8,418
Total available-for-sale debt securities	$25,610	$268	$(1)	25,877
Equity securities:
Mutual funds (fixed income)				$864

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$21,041	$(200)	$—	$—	$21,041	$(200)
Collateralized mortgage obligations	126	(1)	—	—	126	(1)

	$21,167	$(201)	$—	$—	$21,167	$(201)

December 31, 2020	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,249	$(1)	$—	$—	$1,249	$(1)
Collateralized mortgage obligations	6	—	—	—	6	—

	$1,255	$(1)	$—	$—	$1,255	$(1)

As of September 30, 2021 and December 31, 2020, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of September 30, 2021 and December 31, 2020.

At September 30, 2021, 47 agency bonds and one collateralized mortgage obligation were in an unrealized loss position for less than 12 months. At December 31, 2020, four agency bonds and one collateralized mortgage obligation were in an unrealized loss position for less than 12 months. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of September 30, 2021, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2021.

There were no securities sold during the three and nine months ended September 30, 2021 or September 30, 2020. The amortized cost and fair value of debt securities available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value
Due less than one year	$—	$—
Due one year through five years	21,741	21,541
Due after five years through ten years	—	—
Mortgage-backed securities	137	154
Collateralized mortgage obligations	5,285	5,387

	$27,163	$27,082

At September 30, 2021 and December 31, 2020, the Company had securities totaling $1,991,000 and $2,004,000, respectively, pledged to secure borrowings.

At September 30, 2021 and December 31, 2020, the Company had securities totaling $13,765,000 and $7,810,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Real estate:
One-to four-family residential	$103,767	$106,413
Commercial	88,495	59,514
Construction	13,910	8,700
Commercial and industrial	20,531	11,801
Consumer loans	3,022	3,056

	229,725	189,484
Deferred loan fees, net	(700)	(585)
Allowance for loan losses	(3,077)	(2,854)

	$225,948	$186,045

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended September 30, 2021 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,315	$—	$—	$(6)	$1,309
Commercial	991	—	—	103	1,094
Construction	201	—	—	11	212
Commercial and industrial	219	—	1	(17)	203
Consumer	37	—	—	—	37
Unallocated	230	—	—	(8)	222

	$2,993	$—	$1	$83	$3,077

The following table summarizes the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of September 30, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(30)	$1,309	$—	$1,309
Commercial	1,033	—	—	61	1,094	—	1,094
Construction	121	—	—	91	212	50	162
Commercial and industrial	136	—	2	65	203	—	203
Consumer	37	—	—	—	37	—	37
Unallocated	188	—	—	34	222	—	222

	$2,854	$—	$2	$221	$3,077	$50	$3,027

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$103,767	$1,102	$102,665
Commercial	88,495	1,610	86,885
Construction	13,910	546	13,364
Commercial and industrial	20,531	—	20,531
Consumer	3,022	—	3,022

	$229,725	$3,258	$226,467

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended September 30, 2020 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,048	$—	$—	$(33)	$1,015
Commercial	777	—	—	73	850
Construction	65	—	—	7	72
Commercial and industrial	121	—	2	(38)	85
Consumer	—		—	—	—
Unallocated	625	—	—	64	689

	$2,636	$—	$2	$73	$2,711

The following table summarizes the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2020 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2020 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$935	$(14)	$—	$94	$1,015	$—	$1,015
Commercial	687	—	264	(101)	850	25	825
Construction	42	—	—	30	72	22	50
Commercial and industrial	29	—	5	51	85	—	85
Consumer	13	(4)	—	(9)	—	—	—
Unallocated	133	—	—	556	689	—	689

	$1,839	$(18)	$269	$621	$2,711	$47	$2,664

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,413	$1,494	$104,919
Commercial	59,514	1,671	57,843
Construction	8,700	640	6,731
Commercial and industrial	11,801	—	13,130
Consumer	3,056	—	3,056

	$189,484	$3,805	$185,679

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2021 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,101	$1,105	$—
Commercial	1,610	1,693	—
Construction	358	367	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	—	—	—
Construction	189	225	50
Total:
Real estate:
One- to four-family residential	$1,101	$1,105	$—
Commercial	1,610	1,693	—
Construction	547	592	50

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2020 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,494	$1,580	$—
Commercial	1,183	1,183	—
Construction	376	383	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	488	561	16
Construction	264	300	24
Total:
Real estate:
One- to four-family residential	$1,494	$1,580	$—
Commercial	1,671	1,744	16
Construction	640	683	24

The following table summarizes information in regard to impaired loans by loan portfolio class for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,114	10	$818	$7	$1,102	$35	$1,381	$14
Commercial	1,621	15	1,691	—	1,641	45	1,717	—
Construction	361	—	384	3	367	—	383	9
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	—	—	280	—	—	—	284	—
Construction	201	—	263	—	226	—	264	—
Total:
Real estate:
One- to four-family residential	$1,114	$10	$818	$7	$1,102	$35	$1,381	$14
Commercial	1,621	15	1,971	—	1,641	45	2,001	—
Construction	562	—	647	3	593	—	647	9

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2021 and December 31, 2020  (in thousands):

	September 30,	December 31,
	2021	2020
Real estate:
One- to four-family residential	$687	$1,600
Commercial	462	575
Construction	546	640

	$1,695	$2,815

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$101,321	$1,377	$1,069	$—	$103,767
Commercial	87,083	350	1,062	—	88,495
Construction	13,364	—	546	—	13,910
Commercial and industrial	20,531	—	—	—	20,531
Consumer	3,022	—	—	—	3,022

	$225,321	$1,727	$2,677	$—	$229,725

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$103,557	$850	$2,006	$—	$106,413
Commercial	57,957	364	1,193	—	59,514
Construction	8,060	—	640	—	8,700
Commercial and industrial	11,801	—	—	—	11,801
Consumer	3,056	—	—	—	3,056

	$184,431	$1,214	$3,839	$—	$189,484

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$788	$—	$196	$984	$102,783	$103,767	$—
Commercial	89	—	462	551	87,944	88,495	—
Construction	—	—	546	546	13,364	13,910	—
Commercial and industrial	—	—	—	—	20,531	20,531
Consumer	—	—	—	—	3,022	3,022	—

	$877	$—	$1,204	$2,081	$227,644	$229,725	$—

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

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest payment deferrals. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act or under applicable interagency guidance of the federal banking regulators. As of September 30, 2021, we had granted short-term payment deferrals on 68 loans, totaling approximately $22,398,000 in aggregate principal amount, that were otherwise performing. As of September 30, 2021, all loans have returned to normal payment status, with 66 of these loans, totaling $21,932,000, being current and two of these loans, totaling $466,000 being past due greater than 30 days as of September 30, 2021.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

No loans were modified during the three and nine months ended September 30, 2021 and 2020 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. The commercial loan and construction loan troubled debt restructurings completed in 2017 were in default for the three and nine months ended September 30, 2021 and 2020, the loans had a balance of $385,000 and $489,000 as of September 30, 2021 and September 30, 2020, respectively.

At September 30, 2021 and 2020, there was no other real estate owned. There was no real estate in process of foreclosure as of September 30, 2021 and December 31, 2020.

5. Long-Term Borrowings

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 0.29% and 0.41% at September 30, 2021 and December 31, 2020 respectively. The Company had $0 outstanding under this line of credit at September 30, 2021 and December 31, 2020.

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, expiring on September 30, 2022. Interest on the line of credit is charged at 0.50%. The Company had $0 outstanding under this line of credit at September 30, 2021 and December 31, 2020. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Company’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at September 30, 2021 and December 31, 2020.

Maximum borrowing capacity was approximately $99,433,000 and $88,751,000 at September 30, 2021 and December 31, 2020, respectively. The Company has one unfunded letter of credit with FHLB for $2,750,000 and $4,250,000 at September 30, 2021 and December 31, 2020, respectively.

Borrowings from the FHLB at September 30, 2021 and December 31, 2020 consist of the following (dollars in thousands):

	September 30,		December 31,
	2021		2020
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2021	17	1.24	3,872	2.37
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78

	$16,698	2.45%	$20,553	2.44%

6. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Commitments to grant loans	$20,321	$15,900
Unfunded commitments under lines of credit	8,718	7,612

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based upon management’s credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

7. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of September 30, 2021 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

8. Regulatory Matters

Bank and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2020 and September 30, 2021. In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

			To be Well Capitalized under
			Prompt Corrective Action
September 30, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$35,279	11.17%	$26,841	8.50%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2020	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	21,880	8.15%	21,471	8.00%

9. Earnings Per Share

The factors used in the earning per share computation follow:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Net income	$210	$540

Weighted average common shares outstanding	2,777,250	2,777,250
Less: Average unearned ESOP shares	(222,180)	(222,180)

Average shares	2,555,070	$2,555,070

Basic and diluted earnings per share	$0.08	$0.21

There were no shares outstanding for the three or nine months ended September 30, 2020.

10. Fair Value of Financial Instruments

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective quarter ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each quarter end.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for its financial assets and liabilities:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2021, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $50,000. At December 31, 2020, the fair value consists of the recorded investment in the loans of $712,000, net of a valuation allowance of $40,000. Impaired loans are included in Loans Receivable in the table below.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair values are considered immaterial.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,541	$—	$21,541	$—
Mortgage-backed securities	154	—	154	—
Collateralized mortgage obligations	5,387	—	5,387	—
Mutual funds	866	866	—	—

	$27,948	$866	$27,082	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$17,275	$—	$17,275	$—
Mortgage-backed securities	184	—	184	—
Collateralized mortgage obligations	8,418	—	8,418	—
Mutual funds	864	864	—	—

	$26,741	$864	$25,877	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$712	$—	$—	$712

	$712	$—	$—	$712

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	51.5% - 51.5% (51.5%)

December 31, 2020
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$712	Appraisal of collateral	Selling expenses and discounts (1)	9.2% - 38.1% (28.8%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$46,002	$46,002	$50,591	$50,591
Debt securities - available-for-sale	2	27,082	27,082	25,877	25,877
Equity securities	1	866	866	864	864
Restricted stocks	2	887	887	1,046	1,046
Loans, net	3	225,948	221,732	186,045	188,311
Accrued interest receivable	1	974	974	851	851
Bank owned life insurance	2	7,269	7,269	6,639	6,639

Financial liabilities:
Demand deposits, savings, and money market	1	170,153	170,153	145,517	145,517
Certificates of deposit	2	78,394	78,718	85,899	87,431
Long-Term borrowings	2	16,698	17,007	20,553	21,279
Accrued interest payable	1	186	186	228	228

11. Noninterest Revenues

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

Service charges and fees charged daily are a result of an event or service being provided on the day with the Company recognizing the revenue on the same day. The Company has determined that all performance obligations for daily service charges and fees are met on the same day as the transaction and, therefore, should be recognized as these occur.

Monthly maintenance/service charges and fees are charged on the last day of the month (i.e. the same month as charges are incurred) after the system has completed its processing. The Company has determined that all performance obligations for monthly fees are typically met during the month or the same day as the customer has not met its obligation. As monthly fees are typically incurred by the Customer throughout the month, the fees should be recognized upon completion of the month since the performance obligations have been met for those services.

Account analysis service charges and fees are recorded on a monthly basis on the last day of the month. The Company has determined that all performance obligations for account analysis fees are met during the month.

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest income	2021	2020	2021	2020
In scope of Topic 606 Service charges on deposit accounts	$38	53	$129	119
Debit card income	51	49	165	138
Other service charges	21	19	68	61
Other noninterest income	23	14	51	32
Noninterest income (in scope for Topic 606)	133	135	413	350
Noninterest income (out of scope for Topic 606)	53	31	124	143
Total noninterest income	$186	$166	$537	$493

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and 2020, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize as an expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the assets that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic the Company did not capitalize any contract acquisition cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding the Company and Bank provided in this Form 10-Q and in the Company’s prospectus dated May 14, 2021 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2021.

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
•

Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to increase our consolidated assets by $37.2 million, or 13.5%, from $275.3 million at December 31, 2020 to $312.5 million at September 30, 2021 and increase our deposits by $17.1 million, or 7.4%, from $231.4 million at December 31, 2020 to $248.5 million at September 30, 2021. Outside of the initiatives noted, the growth was driven by the conversion and the stock offering with net proceeds of $26.2 million.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest- earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for loan losses and noninterest expenses. Noninterest expenses consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended September 30, 2021, we reported net income of $210,000 compared to net income of $65,000 for the three months ended September 30, 2020. The period over period increase in earnings of $145,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses and income tax expense.

For the nine months ended September 30, 2021, we reported net income of $540,000 compared to net income of $132,000 for the nine months ended September 30, 2020. The period over period increase in earnings of $408,000 was primarily attributable to an increase in net interest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expenses and income tax expense.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our market area. In response to the pandemic, the governments of the Commonwealth of Pennsylvania and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. As of September 30, 2021, many of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021. The PPP program ended in May 2021. As of September 30, 2021, $2.9 million of PPP loans were outstanding. $133,000 and $192,000 of loan income (interest and fees) for PPP loans was recognized for the three and nine months ended September 30, 2021, respectively.

In response to the COVID-19 pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

●	Temporarily operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home. We have also established a Pandemic Response team.
●	The safety and health of our staff and our customers is our highest priority. We have installed plexiglass sneeze barriers in all teller areas, in each of our branch offices. Hand sanitizer is available at each of the teller stations/new accounts desks, and floors are marked to encourage customers to stay six feet apart. Facemasks are mandatory for all employees at work. All employees also have access to gloves, hand sanitizer, and disinfectant wipes while at work.
●	Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, and suspending property foreclosures.
●	Currently fully vaccinated Pennsylvanians may choose not to wear a mask unless they are required by a business or organization. The Company has lifted its mask mandate for fully vaccinated customers and associates.

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

As of September 30, 2021, we had granted short-term payment deferrals on 68 loans, totaling approximately $22.4 million in aggregate principal amount, that were otherwise performing. As of September 30, 2021, all of these loans have returned to normal payment status with 66 of these loans for $21.9 million being current and two of these loans for $466,000 being past due greater than 30 days.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for loan losses and net charge-offs.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets. Total assets increased $37.2 million to $312.5 million at September 30, 2021 from $275.3 million at December 31, 2020. The increase in assets was primarily due to increases in cash and due from banks, net loans receivable and debt securities available-for-sale. Growth was driven by increased liquidity from the completion of the Company’s initial public stock offering and loan growth. Gross loans increased $40.2 million to $229.7 million at September 30, 2021 from December 31, 2020, primarily in the commercial real estate, commercial and industrial and construction portfolios. Debt securities available-for-sale increased $1.2 million to $27.1 million at September 30, 2021 from $25.9 million at December 31, 2020, primarily due to purchases of U.S. Government and agency obligations, partially offset by a combination of principal repayments on mortgage-backed securities, and a decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first three quarters of 2021.

Net loans receivable increased $39.9 million, or 21.4%, to $225.9 million at September 30, 2021 from $186.0 million at December 31, 2020 primarily due to increases in commercial real estate, commercial and industrial, and construction loans. Commercial real estate loans increased $29.0 million, or 48.7%, to $88.5 million at September 30, 2021 from $59.5 million at December 31, 2020. Commercial and industrial loans increased $8.7 million, or 74.0%, to $20.5 million at September 30, 2021 from $11.8 million at December 31, 2020. Construction loans increased $5.2 million, or 59.9%, to $13.9 million at September 30, 2021 from $8.7 million at December 31, 2020 primarily due to new construction loans and to a lesser extent draws on existing commitments.  One-to four-family residential real estate loans decreased $2.6 million, or 2.5%, to $103.8 million at September 30, 2021 from $106.4 million at December 31, 2020. The increase in commercial real estate and commercial and industrial loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. We had $2.9 million in PPP loans outstanding at September 30, 2021, which are classified as commercial and industrial loans. The decrease in one-to four-family residential loans was primarily the result of customers refinancing their loans elsewhere at lower rates as we continued to reduce our investment in one-to four-family residential loans as part of our business strategy.

Debt securities available-for-sale increased $1.2 million, or 4.7%, to $27.1 million at September 30, 2021 from $25.9 million at December 31, 2020 primarily due to purchases of $5.0 million of U.S. Government and agency obligations, partially offset by a combination of $3.5 million of principal repayments on mortgage-backed securities, and a $347,000 decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first three quarters of 2021.

Cash and cash equivalents decreased by $4.6 million, or 9.1%, to $46.0 million at September 30, 2021 from $50.6 million at December 31, 2020 due to the use of cash to fund loan originations, purchase debt securities, and pay off maturing Federal Home Loan Bank borrowings, partially offset by the offering proceeds of our initial public stock offering.

Deposits and borrowings. Total deposits increased $17.1 million, or 7.4%, to $248.5 million at September 30, 2021 from $231.4 million at December 31, 2020. The increase in our deposits reflected a $11.4 million increase in interest-bearing demand accounts, a $9.6 million increase in money market accounts, a $2.6 million increase in savings accounts and $1.0 million increase in noninterest-bearing demand accounts, partially offset by a $7.5 million decrease in certificates of deposit. The increase in demand, money market, and savings accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic and government stimulus measures as well as management’s continuing focus on increasing the commercial deposit accounts of its customers during 2021. The decrease in certificates of deposit is due to management strategically not replacing high rate deposits with a deposit special in the current interest rate environment.

Total borrowings from the Federal Home Loan Bank of Pittsburgh decreased $3.8 million, or 18.5%, to $16.7 million at September 30, 2021 from $20.6 million at December 31, 2020 due to principal repayments on and maturities of our advances.

Stockholders’ Equity. Stockholders’ equity increased $23.5 million, or 107.3%, to $45.5 million at September 30, 2021 from $22.0 million at December 31, 2020.  The increase was due to net proceeds from the stock offering of $26.2 million, net income of $540,000 for the first three quarters of 2021, partially offset by the unallocated ESOP of $2.9 million at September 30, 2021 and a decrease of $275,000 in accumulated other comprehensive income (loss) as a result of a decrease in the fair market value of our debt securities available-for-sale year to date 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General.  Net income increased $145,000 or 223.1%, to $210,000 for the three months ended September 30, 2021 from $65,000 for the three months ended September 30, 2020. The $145,000 period over period increase in earnings was attributable to a $356,000 increase in interest and dividend income, a $61,000 decrease in interest expense and a $20,000 increase in noninterest income, partially offset by a $245,000 increase in noninterest expenses, a $37,000 increase in income tax expense and a $10,000 increase in the provision for loan losses.

Interest and dividend income. Total interest and dividend income increased $356,000, or 15.5%, to $2.6 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. The increase in interest and dividend income was the result of a $56.9 million increase period over period in the average balance of interest-earning assets, primarily in loans and cash and cash equivalents, partially offset by a 20 basis points decrease in the average yield on interest-earning assets from 3.59% for the three months ended September 30, 2020 to 3.39% for the three months ended September 30, 2021.

Interest income on loans, including fees, increased $396,000, or 18.4%, to $2.6 million for the three months ended September 30, 2021 as compared to $2.2 million for the three months ended September 30, 2020, reflecting an increase in the average balance of loans to $224.6 million for the three months ended September 30, 2021 from $178.8 million for the three months ended September 30, 2020, partially offset by a 26 basis points decrease in the average yield on loans.  The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balance of one- to four-family residential loans. The average yield on loans decreased to 4.49% for the three months ended September 30, 2021 from 4.75% for the three months ended September 30, 2020, as a result of a decrease in market interest rates since September 30, 2020. The three months ended September 30, 2021 included $133,000 of PPP loan income from interest and net fees.

Interest income on securities decreased $56,000, or 42.1%, to $77,000 for the three months ended September 30, 2021 from $133,000 for the three months ended September 30, 2020.  The decrease in interest income on debt securities available for sale and restricted stocks was due to a 92 basis points decrease in the average yield on debt securities available for sale and restricted stocks to 0.93% for the three months ended September 30, 2021 from 1.85% for the three months ended September 30, 2020, partially offset by an increase in the average balance of debt securities available for sale and restricted stocks of $3.9 million, or 15.7%, to $28.5 million for the three months ended September 30, 2021 from $24.6 million for the three months ended September 30, 2020. The average yield on debt securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market interest rates since September 30, 2020. The increase in the average balance of debt securities available for sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity since September 30, 2020.

Interest income on cash and cash equivalents increased $16,000, or 800.0%, to $18,000 for the three months ended September 30, 2021, from $2,000 for the three months ended September 30, 2020. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 11 basis points to 0.13% for the three months ended September 30, 2021 from 0.02% for the three months ended September 30, 2020 as a result of the higher cash balances held due to the conversion and the stock offering during 2021. The increase in the average balance of cash and cash equivalents of $7.5 million, or 15.7%, to $55.0 million for the three months ended September 30, 2021 from $47.5 million for the three months ended September 30, 2020 was due to increased liquidity on our balance sheet as customers increased their savings.

Interest expense.  Interest expense decreased $61,000, or 10.2%, to $538,000 for the three months ended September 30, 2021 20from $599,000 for the three months ended September 30, 2020 as a result of a decrease in interest expense on deposits and borrowings. The decrease in interest expense reflected a 20 basis points decrease in the average cost of interest-bearing liabilities from 1.08% for the three months ended September 30, 2020 to 0.88% for the three months ended September 30, 2021, partially offset by a $22.1 million increase in the average balance of interest-bearing liabilities to $242.3 million for the three months ended September 30, 2021 from $220.1 million for the three months ended September 30, 2020.

Interest expense on deposits decreased $34,000, or 7.3%, to $434,000 for the three months ended September 30, 2021 from $468,000 for the three months ended September 30, 2020 as a result of a 17 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase in the average balance of our interest-bearing deposits.  The decrease in the average cost of deposits was primarily due to a 20 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.52% for the three months ended September 30, 2021 from 1.72% for the three months ended September 30, 2020, partially offset by an increase in the average balance of certificates of deposit, which increased by $1.9 million to $79.4 million for the three months ended September 30, 2021 from $77.4 million for the three months ended September 30, 2020. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts decreased by eight basis points to 0.36% for the three months ended September 30, 2021 from 0.44% for the three months ended September 30, 2020, partially offset by the increase in the average balance of interest-bearing transaction accounts of $24.9 million to $146.3 million for the three months ended September 30, 2021 from $121.4 million for the three months ended September 30, 2020.  The weighted average rate paid on deposits, including non-interest bearing deposits, decreased 24 basis points to 0.63% for the three months ended September 30, 2021 from 0.87% for the three months ended September 30, 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit. The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic, government stimulus efforts and management’s focus on increasing the commercial deposit accounts of its customers in 2020 and which continued in the first three quarters of 2021. The increase in the average balance of certificates of deposit was due to offering higher average rates as compared to other financial institutions in our market area.

Interest expense on Federal Home Loan Bank borrowings decreased $27,000, or 20.6%, to $104,000 for the three months ended September 30, 2021 from $131,000 for the three months ended September 30, 2020. The decrease in interest expense on Federal Home Loan Bank borrowings was caused by a $4.6 million decrease in our average balance of Federal Home Loan Bank borrowings to $16.7 million for the three months ended September 30, 2021 compared to $21.4 million for the three months ended September 30, 2020 as a result of our increased average cash balances reducing the need for additional liquidity, partially offset by an increase in the average cost of these funds of five basis points to 2.45% for the three months ended September 30, 2021 from 2.40% for the three months ended September 30, 2020 as lower cost borrowings matured during 2020 and in the first three quarters of 2021.

Net interest income. Net interest income increased $417,000, or 24.6%, to $2.1 million for the three months ended September 30, 2021 as compared to $1.7 million for the three months ended September 30, 2020. The increase in net interest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowings. Average net interest-earning assets increased by $34.7 million to $66.6 million for the three months ended September 30, 2021 from $31.9 million for the three months ended September 30, 2020. Our net interest margin decreased four basis points to 2.71% for the three months ended September 30, 2021 from 2.67% for the three months ended September 30, 2020. Our net interest rate spread for the three months ended September 30, 2021 and 2020 was the same for both periods at 2.51%.

Provision for loan losses. We establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the consolidated balance sheet date. In determining the level of the allowance for loan losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowan6ce.

Based on our evaluation of the above factors, we recorded an $83,000 provision for loan losses for the three months ended September 30, 2021 compared to a $73,000 provision for loan losses for the three months ended September 30, 2020.  The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the current year driven by no charge- offs to date in 2021. The allowance for loan losses was $3.1 million, or 1.34%, of loans outstanding at September 30, 2021 and $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$38	$53	$(15)	(28.3)%
Gain on equity investments	8	—	8	100.0
Bank owned life insurance	45	31	14	45.2
Debit card income	51	49	2	4.1
Other service charges	21	19	2	10.5
Other income	23	14	9	64.3
Total noninterest income	$186	$166	$20	12.0%

Noninterest income increased by $20,000, or 12.0%, to $186,000 for the three months ended September 30, 2021 from $166,000 for the three months ended September 30, 2020.  The increase in noninterest income resulted primarily from increases in income from bank owned life insurance and gain on equity investments, partially offset by a decrease in service charges on deposit accounts. Income from bank owned life insurance increased $14,000 due to the purchase of three additional insurance policies totaling $1.8 million in the fourth quarter of 2020 and first quarter of 2021. Gain on equity investments increased $8,000 as a result of the change in fair value of the equity investments. Services charges on deposits decreased $15,000 to $38,000 for the three months ended September 30, 2021 as compared to the same prior year period due to less transactional fees for the third quarter of 2021.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,051	$915	$136	14.9%
Occupancy and equipment	153	150	3	2.0
Data and item processing	241	242	(1)	(0.4)
Advertising and marketing	37	63	(26)	(41.3)
Professional fees	135	105	30	28.6
Directors’ fees	60	61	(1)	(1.6)
FDIC insurance premiums	59	32	27	84.4
Other real estate owned, net	—	45	(45)	100.0
Debit card expenses	33	33	—	—
Other	186	64	122	190.6
Total noninterest expenses	$1,955	$1,710	$245	14.3%

Noninterest expenses increased $245,000, or 14.3%, to $2.0 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020.  The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $136,000, other expense of $122,000, professional fees of $30,000 and FDIC insurance premiums of $27,000, partially offset by a decrease in other real estate owned expense, net of $45,000 and advertising and marketing of $26,000. Salaries and employee benefits expense increased $136,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020. Other expense increased $122,000 as a result of added expenses related to the implementation of a cloud-based loan platform, SEC reporting software subscription in addition to identity theft restoration services associated with our flagship checking products. Professional fees increased $30,000 primarily due to expenses associated with being a public company, primarily legal. FDIC insurance premiums increased $27,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020. Other real estate owned expense was zero for the three months ended September 30, 2021 as compared to $45,000 for the three months ended September 30, 2020 due to cost associated with the sale of an other real estate owned property for the three months ended September 30, 2020. Advertising and marketing decreased $26,000 primarily due to limited advertising campaigns in the third quarter of 2021.

Income tax expense.  Income tax expense increased $37,000, or 370.0%, to $47,000 for the three months ended September 30, 2021 from $10,000 for the three months ended September 30, 2020. The effective tax rates were 18.3% and 13.3% for the three month period ended September 30, 2021 and 2020, respectively. The increase in income tax expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $157,000 and $31,000 for the three months ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$224,574	$2,552	4.49%	$178,819	$2,156	4.75%
Debt securities available for sale and restricted stocks	28,469	68	0.93%	24,606	117	1.85%
Equity securities	890	9	4.19%	1,084	16	5.75%
Cash and cash equivalents	55,038	18	0.13%	47,575	2	0.02%
Total interest-earning assets	308,971	2,647	3.39%	252,084	2,291	3.59%
Noninterest-earning assets	10,169			5,626
Total assets	$319,140			$257,710

Interest-bearing liabilities:
Interest-bearing demand deposits	$74,316	55	0.29%	$67,918	63	0.37%
Savings deposits	20,907	18	0.34%	19,205	18	0.36%
Money market deposits	51,005	57	0.45%	34,242	51	0.59%
Certificates of deposit	79,371	304	1.52%	77,433	336	1.72%
Total interest-bearing deposits	225,599	434	0.76%	198,798	468	0.93%
Long-term borrowings	16,730	104	2.45%	21,359	131	2.40%
Total interest-bearing liabilities	242,329	538	0.88%	220,157	599	1.08%
Noninterest-bearing demand deposits (1)	46,389			14,251
Other noninterest-bearing liabilities	(762)			619
Total liabilities	287,956			235,027
Stockholders' equity	31,184			22,683
Total liabilities and stockholders' equity	$319,140			257,710
Net interest income		$2,109			$1,692
Net interest rate spread (2)			2.51%			2.51%
Net interest-earning assets (3)	$66,642			$31,927
Net interest margin (4)			2.71%			2.67%
Average interest-earning assets to interest-bearing liabilities	127.50%			114.50%

(1)	Including stock subscriptions restricted deposits, whereas interest was calculated by the Company at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Three Months Ended
	September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$2,173	$(1,777)	$396
Debt securities available for sale and restricted stocks	71	(120)	(49)
Equity securities	(11)	4	(7)
Cash and cash equivalents	1	15	16
Total interest-earning assets	2,234	(1,878)	356

Interest-bearing liabilities:
Interest-bearing demand deposits	24	(32)	(8)
Savings deposits	6	(6)	0
Money market deposits	99	(93)	6
Certificates of deposit	33	(65)	(32)
Total deposits	162	(196)	(34)
Borrowings	(111)	84	(27)
Total interest-bearing liabilities	51	(112)	(61)
Change in net interest income	$2,183	$(1,766)	$417

Comparison of Operating Results for the Nine months Ended September 30, 2021 and September 30, 2020

General.  Net income increased $408,000 or 309.1%, to $540,000 for the nine months ended September 30, 2021 from $132,000 for the nine months ended September 30, 2020. The $408,000 period over period increase in earnings was attributable to a $516,000 increase in interest and dividend income, a $400,000 decrease in the provision for loan losses, a $146,000 decrease in interest expenses and a $44,000 increase in noninterest income, partially offset by a $596,000 increase in noninterest expenses and a $102,000 increase in income tax expense.

Interest and dividend income.  Total interest and dividend income increased $516,000, or 7.5%, to $7.4 million for the nine months ended September 30, 2021 from $6.8 million for the nine months ended September 30, 2020. The increase in interest and dividend income resulted from a $51.5 million increase period over period in the average balance of interest-earning assets, primarily in loans and cash and cash equivalents, partially offset by a 45 basis points decrease in the average yield on interest-earning assets from 3.87% for the nine months ended September 30, 2020 to 3.42% for the nine months ended September 30, 2021.

Interest income on loans, including fees, increased $705,000, or 11.1%, to $7.1 million for the nine months ended September 30, 2021 as compared to $6.4 million for the nine months ended September 30, 2020, reflecting an increase in the average balance of loans to $211.4 million for the nine months ended September 30, 2021 from $178.5 million for the nine months ended September 30, 2020, partially offset by a 29 basis points decrease in the average yield on loans.  The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balance of one- to four-family residential loans. The average yield on loans decreased to 4.47% for the nine months ended September 30, 2021 from 4.76% for the nine months ended September 30, 2020, as a result of a decrease in market interest rates since September 30, 2020. The nine months ended September 30, 2021 included $192,000 of PPP loan income from interest and net fees.

Interest income on securities decreased $181,000, or 41.5%, to $255,000 for the nine months ended September 30, 2021 from $436,000 for the nine months ended September 30, 2020. The decrease in interest income on debt securities available for sale and restricted stocks was due to a 109 basis points decrease in the average yield on debt securities available for sale and restricted stocks to 1.02% for the nine months ended September 30, 2021 from 2.11% for the nine months ended September 30, 2020, partially offset by an increase in the average balance of debt securities available for sale and restricted stocks of $4.7 million, or 19.5%, to $28.7 million for the nine months ended September 30, 2021 from $24.0 million for the nine months ended September 30, 2020. The average yield on debt securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market rates since September 30, 2020. The increase in the average balance of debt securities available for sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity since September 30, 2020.

Interest income on cash and cash equivalents decreased $8,000, or 21.6%, to $29,000 for the nine months ended September 30, 2021, from $37,000 for the nine months ended September 30, 2020. The decrease in interest income on cash and cash equivalents was attributable to an decrease in the average yield on cash and cash equivalents of seven basis points to 0.08% for the nine months ended September 30, 2021 from 0.15% for the nine months ended September 30, 2020 as a result of the decrease in short-term market interest rates since September 30, 2020. The increase in the average balance of cash and cash equivalents of $14.1 million, or 42.8%, to $47.1 million for the nine months ended September 30, 2021 from $33.0 million for the nine months ended September 30, 2020 was due to increased liquidity on our balance sheet as customers increased their savings and as a result of government stimulus.

Interest expense.  Interest expense decreased $146,000, or 8.1%, to $1.7 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020 as a result of a decrease in interest expense on deposits and borrowings. The decrease in interest expense reflected a 24 basis points decrease in the average cost of interest-bearing liabilities from 1.17% for the nine months ended September 30, 2020 to 0.93% for the nine months ended September 30, 2021, partially offset by a $33.9 million increase in the average balance of interest-bearing liabilities to $238.9 million for the nine months ended September 30, 2021 from $204.9 million for the nine months ended September 30, 2020.

Interest expense on deposits decreased $55,000, or 3.9%, to $1.3 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020 as a result of a 24 basis points decrease in the average cost of deposits, partially offset by an increase in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 30 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.57% for the nine months ended September 30, 2021 from 1.87% for the nine months ended September 30, 2020 partially offset by an increase in the average balance of certificates of deposit which increased by $11.0 million to $82.5 million for the nine months ended September 30, 2021 from $71.5 million for the nine months ended September 30, 2020. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, decreased 12 basis points to 0.37% for the nine months ended September 30, 2021 from 0.49% for the nine months ended September 30, 2020, partially offset by an increase in the average balance of transaction interest-bearing accounts consisting of demand, savings, and money market accounts, which increased by $28.4 million to $139.2 million for the nine months ended September 30, 2021 from $110.8 million for the nine months ended September 30, 2020.   The weighted average rate paid on deposits, including non-interest bearing deposits, decreased 24 basis points to 0.71% for the nine months ended September 30, 2021 from 0.95% for the nine months ended September 30, 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit. The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic, government stimulus and management’s focus on increasing the commercial deposit accounts of its customers in 2020 and which continued in 2021. The increase in the average balance of certificates of deposit was due to offering higher average rates as compared to other financial institutions in our market area.

Interest expense on borrowings decreased $91,000, or 22.3%, to $317,000 for the nine months ended September 30, 2021 from $408,000 for the nine months ended September 30, 2020. The decrease in interest expense on borrowings was caused by a $5.5 million decrease in our average balance of borrowings to $17.1 million for the nine months ended September 30, 2021 compared to $22.7 million for the nine months ended September 30, 2020, partially offset by an increase in the average cost of these funds of eight basis points from 2.36% for the nine months ended September 30, 2020 to 2.44% for the nine months ended September 30, 2021 as lower cost borrowings matured during 2020 and in the first nine months of 2021.

Net interest income. Net interest income increased $662,000, or 13.1%, to $5.7 million for the nine months ended September 30, 2021 as compared to $5.0 million for the nine months ended September 30, 2020. The increase in net interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the increase in interest income on loans and decrease in interest expense on deposits and borrowings. Average net interest-earning assets increased to $49.3 million for the nine months ended September 30, 2021 from $31.7 million for the nine months ended September 30, 2020. Our net interest margin decreased 19 basis points to 2.65% for the nine months ended September 30, 2021 from 2.84% for the nine months ended September 30, 2020. Our net interest rate spread for the nine months ended September 30, 2021 decreased 21 basis points to 2.49% from 2.70% for the nine months ended September 30, 2020.

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

Based on our evaluation of the above factors, we recorded a $221,000 provision for loan losses for the nine months ended September 30, 2021 compared to a $621,000 provision for loan losses for the nine months ended September 30, 2020.  The decrease in the provision for loan losses was primarily due to adding additional reserves during 2020 to take into account the uncertain impacts of COVID-19 on economic conditions and our borrowers’ ability to repay loans, partially offset by loan growth. We have seen a decrease in historical loss factors in the current year driven by no charge-offs to date in 2021. The allowance for loan losses was $3.1 million, or 1.34%, of loans outstanding at September 30, 2021 and $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$129	$119	$10	8.4%
Gain on sale of other real estate owned	—	30	(30)	(100.0)
(Loss) gain on equity investments	(6)	20	(26)	(130.0)
Bank owned life insurance	130	93	37	39.8
Debit card income	165	138	27	19.6
Other service charges	68	61	7	11.5
Other income	51	32	19	59.4
Total noninterest income	$537	$493	$44	8.9%

Noninterest income increased by $44,000, or 8.9%, to $537,000 for the nine months ended September 30, 2021 from $493,000 for the nine months ended September 30, 2020.  The increase in noninterest income resulted primarily from an increase in income from bank owned life insurance, debit card income and service charges on deposits, partially offset by a decrease in the gain on sale of other real estate owned and loss on equity investments. Income from bank owned life insurance increased $37,000 due to the purchase of six additional insurance policies totaling $1.8 million in the fourth quarter of 2020 and first quarter of 2021. Debit card income increased $27,000 as a result of increased volume of transactions when comparing the nine months ended September 30, 2021 to the same period in 2020. Income from service charges on deposit accounts increased $10,000 due to the increase in core deposits since September 30, 2020. Gain on sale of other real estate owned was $30,000 for the nine months ended September 30, 2020 with no sales of other real estate owned in 2021. Loss on equity investments increased $26,000 to a $6,000 loss due to a decrease in the fair market value of the investment during the nine months ended September 30, 2021 as compared to a gain of $20,000 for the same period in 2020.

Noninterest Expenses. Noninterest expenses information is as follows.

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,865	$2,580	$285	11.0%
Occupancy and equipment	441	416	25	6.0
Data and item processing	728	663	65	9.8
Advertising and marketing	65	82	(17)	(20.7)
Professional fees	305	375	(70)	(18.7)
Directors’ fees	182	180	2	1.1
FDIC insurance premiums	163	64	99	154.7
Other real estate owned, net	—	45	(45)	(100.0)
Debit card expenses	106	100	6	6.0
Other	507	261	246	94.3
Total noninterest expenses	$5,362	$4,766	$596	12.5%

Noninterest expenses increased $596,000, or 12.5%, to $5.4 million for the nine months ended September 30, 2021 from $4.8 million for the nine months ended September 30, 2020.  The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $285,000, other expense of $246,000, FDIC insurance premiums of $99,000 and data and item processing expense of $65,000, partially offset by a decrease in professional fees of $70,000.  Salaries and employee benefits expense increased $285,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020. Other expense increased $246,000 as a result of added expenses related to the implementation of a cloud-based loan platform, SEC reporting software subscription in addition to identity theft restoration services associated with our flagship checking products. FDIC insurance premiums increased $99,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020. Data and item processing expense increased $65,000 primarily due to increases in information technology expenses and internet banking as a result of annual contract increases and additional services, partially offset by a decrease in outsourced IT expense. Professional fees decreased $70,000 primarily due to decreases associated with non-recurring interim Chief Financial Officer consultant fees, partially offset by an increase in legal fees.

Income tax expense.  Income tax expense increased $102,000, or 850.0% to $114,000 for the nine months ended September 30, 2021 from $12,000 for the nine months ended September 30, 2020. The effective tax rates were 17.4% and 8.3% for the nine month period ended September 30, 2021 and 2020, respectively. The increase in income tax expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $265,000 and $64,000 for the nine months ended September 30, 2021 and 2020, respectively.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$211,415	$7,081	4.47%	$178,499	$6,376	4.76%
Debt securities available for sale and restricted stocks	28,682	220	1.02%	24,007	381	2.11%
Equity securities	909	35	5.07%	1,137	55	6.47%
Cash and cash equivalents	47,126	29	0.08%	32,994	37	0.15%
Total interest-earning assets	288,132	7,365	3.42%	236,637	6,849	3.87%
Noninterest-earning assets	8,791			5,602
Total assets	$296,923			$242,239

Interest-bearing liabilities:
Interest-bearing demand deposits	$71,375	159	0.30%	$60,868	174	0.38%
Savings deposits	20,275	51	0.34%	20,216	59	0.39%
Money market deposits	47,583	171	0.48%	29,724	166	0.74%
Certificates of deposit	82,505	967	1.57%	71,469	1,004	1.87%
Total interest-bearing deposits	221,738	1,348	0.81%	182,277	1,403	1.03%
Long-term borrowings	17,135	317	2.44%	22,661	408	2.36%
Total interest-bearing liabilities	238,873	1,665	0.93%	204,938	1,811	1.17%
Noninterest-bearing demand deposits (1)	32,663			14,052
Other noninterest-bearing liabilities	556			635
Total liabilities	272,092			219,625
Stockholders' equity	24,831			22,614
Total liabilities and stockholders' equity	$296,923			242,239
Net interest income		$5,700			$5,038
Net interest rate spread (2)			2.49%			2.70%
Net interest-earning assets (3)	$49,259			$31,699
Net interest margin (4)			2.65%			2.84%
Average interest-earning assets to interest-bearing liabilities	120.62%			115.47%
(1)	Includes stock subscription restricted deposits, whereas interest was calculated by the Company at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Nine Months Ended
	September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,567	$(862)	$705
Debt securities available for sale and restricted stocks	99	(260)	(161)
Equity securities	(15)	(5)	(20)
Cash and cash equivalents	21	(29)	(8)
Total interest-earning assets	1,672	(1,156)	516

Interest-bearing liabilities:
Interest-bearing demand deposits	40	(55)	(15)
Savings deposits	—	(8)	(8)
Money market deposits	132	(127)	5
Certificates of deposit	206	(243)	(37)
Total deposits	378	(433)	(55)
Borrowings	(130)	39	(91)
Total interest-bearing liabilities	248	(394)	(146)
Change in net interest income	$1,424	$(762)	$662

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at September 30, 2021 or as of December 31, 2020.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $385,000 and $478,000 as of September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$687	$1,600
Commercial	462	575
Construction	546	640
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,695	2,815

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,695	$2,815
Foreclosed assets	—	—
Total non-performing assets	$1,695	$2,815

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	196	214
Construction	189	264
Commercial and industrial	—	—
Consumer	—	—
Total	$385	$478

Total accruing troubled debt restructured loans	$576	$594
Total non-performing loans to total loans	0.74%	1.49%
Total non-accrual loans to total loans	0.74%	1.49%
Total non-performing assets to total assets	0.54%	1.02%

Non-performing loans decreased to $1.7 million, or 0.74% of total loans, at September 30, 2021 from $2.8 million, or 1.49% of total loans, at December 31, 2020. This decrease was due to a $822,000 reduction in non-performing one-to four-family residential loans primarily due to the $362,000 pay-off of one relationship in the first quarter of 2021, a $258,000 pay-off of one relationship in the second quarter of 2021 and a $61,000 pay-off of one relationship in the third quarter of 2021. Non-performing construction loans decreased $63,000 primarily due to a pay-down of $50,000 on one relationship in the first quarter of 2021.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses at beginning of period	$2,993	$2,636	$2,854	$1,839
Provision for loan losses	83	73	221	621
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	(14)
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	(4)
Total charge-offs	—	—	—	(18)

Recoveries:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	264
Construction	—	—	—	—
Commercial and industrial	1	2	2	5
Consumer	—	—	—	—
Total recoveries	1	2	2	269

Net (charge-offs) recoveries	1	2	2	251

Allowance at end of period	$3,077	$2,711	$3,077	$2,711

Allowance to non-performing loans	181.53%	96.31%	181.53%	96.31%
Allowance to total loans outstanding at the end of the period	1.34%	1.51%	1.34%	1.51%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

The provision for loan losses increased $10,000, or 13.7%, to $83,000 for the three months ended September 30, 2021 from $73,000 for the three months ended September 30, 2020. The provision for loan losses decreased $400,000, or 64.4%, to $221,000 for the nine months ended September 30, 2021 from $621,000 for the nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 was due to loan growth. The decrease for the nine months ended September 30, 2021was primarily due to adjustment of certain qualitative factors to take into account the uncertain impacts of the COVID-19 pandemic on economic conditions and borrowers’ ability to repay loans, partially offset by the loan growth during the nine months ended September 30, 2020. We have seen a decrease in historical loss factors in the nine months ended September 30, 2021 driven by no charge-offs to date in 2021.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At September 30, 2021, we had the ability to borrow approximately $99.4 million from the Federal Home Loan Bank of Pittsburgh, of which $16.7 million had been advanced in addition to $2.8 million held in reserve to secure one letter of credit to collateralize municipal deposits. Additionally, at September 30, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at September 30, 2021. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the three or nine months ended September 30, 2021 or 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the three and nine months ended September 30, 2021, our liquidity ratio averaged 19.9% and 18.6%, respectively, due to the COVID-19 pandemic. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $46.0 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.1 million at September 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2021, totaled $32.4 million, or 41.3% of our certificates of deposit, and 13.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At September 30, 2021, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See Note 8 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding commitments to originate loans of $20.3 million, unused lines of credit totaling $8.7 million and $1.6 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $32.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Expenses related to the offering were approximately $1.6 million, including $531,000 paid to Piper Sandler. Net proceeds of the offering were approximately $26.2 million. PB Bankshares, Inc. contributed approximately $15.7 million of the net proceeds of the offering to the Bank and approximately $10.5 million of the net proceeds were retained by PB Bankshares, Inc. prior to the ESOP purchases on the open market. The net proceeds contributed to the Bank have been invested in cash, short-term instruments and loans. The net proceeds retained by PB Bankshares, Inc. have been deposited with a correspondent bank.

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

Date: November 15, 2021

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)