Form 10-K
period 2021-12-31
PB Bankshares, Inc.
filed 2022-03-25
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                 To

Commission file number: 001-40612

PB BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	86-3947794
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
185 East Lincoln Highway, Coatesville, Pennsylvania	19320
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (610) 384-8282

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.01 Par Value per Share	PBBK	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

\

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2021 was $0.

As of March 24, 2022 there were 2,777,250 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “attribute,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas and the effectiveness of vaccination programs, that are worse than expected;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our trust and wealth management business;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;

•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•political instability or civil unrest;
•acts of war or terrorism;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

PART I

Item 1. Business

General

PB Bankshares, Inc. (the “Company” or “PB Bankshares”), a Maryland corporation, was formed in March 2021 to serve as the bank holding company for Presence Bank (the “Bank”). On July 14, 2021, the Bank completed its mutual to stock conversion and the related stock offering of the Company. A total of 2,777,250 shares of common stock were sold in the stock offering to depositors of the Bank at a price of $10.00 per share. The Company’s common stock is traded on the Nasdaq Capital Market under the trading symbol PBBK.

The Company is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”). At December 31, 2021, the Company had total consolidated assets of $314.9 million, total deposits of $251.1 million and total stockholders’ equity of $45.8 million.

The Company files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Company’s website www.presencebank.com on the “Investor Relations” page, without charge from the Company. Our executive office is located at 185 E. Lincoln Highway, Coatesville, Pennsylvania 19320, and our telephone number at this address is (610) 384-8282.

Presence Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking. We operate from four offices and two loan production offices in Chester, Lancaster and Dauphin Counties, Pennsylvania. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader and includes customers in Lebanon, Dauphin and Cumberland Counties in Pennsylvania. We will from time to time also originate loans to customers located in adjacent metropolitan markets. We are a community-oriented bank offering a variety of financial products and services to meet the needs of our customers. We believe that our community orientation and personalized service distinguishes us from larger banks that operate in our market area.

From our founding in 1919 until 2019, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding into commercial real estate and commercial and industrial lending to small businesses. In addition, we have strengthened and continue to modernized our operations through upgrades to our credit underwriting, information technology and compliance operations. Consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits by our loan production office model.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and commercial and industrial loans in an effort to continue the diversification of our loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises and U.S. government and agency securities. We offer a variety of deposit accounts, including demand deposit accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Pittsburgh, to fund our operations as necessary.

Market Area

We conduct our business from our main office and three branch offices, which are located in Chester and Lancaster Counties, Pennsylvania. In recent years, we have expanded our operations into Lebanon, Dauphin and Cumberland Counties, Pennsylvania. In 2021, we opened two loan production offices in Harrisburg (Dauphin County) and Elizabethtown (Lancaster County). In future years, we expect to establish one or two additional loan production offices to support lending teams operating in our market area. The following discusses the demographics of the counties in which we currently operate.

Chester County’s total population for 2021 is estimated at 530,795, approximately 6.8% growth since 2010. Chester County’s population growth is projected to be 2.73% between 2021 and 2026. A relatively high percentage of Chester County’s non-farm, non-government workforce is in the services industry sector, estimated at over 27% of the labor force. Other significant employer industries in the county include education, healthcare and social services at an aggregate 22.9% of the labor force and finance/insurance/real estate at 18.3% of the labor force. Median household income for 2021 in Chester County is estimated to be $110,716.

Lancaster County’s total population for 2021 is estimated at 549,234, which is expected to grow 1.60% between 2021 and 2026. Education, healthcare and social services industry represents in the aggregate over 22% of the labor force. Other significant employer industries in Lancaster County include services and retail trade. Median household income in Lancaster County for 2021 is estimated to be $75,196.

Dauphin County is home to the Commonwealth’s capital city of Harrisburg. Dauphin County’s total population for 2021 is estimated at 281,169, approximately 4.27% growth since 2010. Dauphin County’s population growth is projected to be 2.55% between 2021 and 2026. The services industry represents 32% of the labor force. Other significant employer industries include education, healthcare and social services and finance/insurance/real estate. Median household income in Dauphin County for 2021 is estimated to be $65,163.

We also serve customers in Cumberland and Lebanon Counties. With total populations of 257,848 and 142,701, respectively, estimated for 2021, Cumberland and Lebanon counties were two of the fastest growing counties in Pennsylvania since 2010.

Unemployment rates as of December 2021 and 2020 are set forth in the following table.

Region	December 2021	December 2020
United States	3.9%	6.5%
Pennsylvania	5.4%	6.4%
Chester County	3.7%	4.2%
Lancaster County	3.7%	4.7%
Dauphin County	4.0%	6.1%
Cumberland County	4.0%	4.5%
Lebanon County	4.3%	5.5%

Major employers in Presence Bank’s market area are Vanguard Group, QVC Network, The Chester County Hospital, Mutual Assistance Group, Giant Food Stores, and Lancaster General Hospital.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and Internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

As of June 30, 2021 (the latest date for which information is available), our deposit market share was 1.2% in Chester County, Pennsylvania and less than 1.0% of total deposits in Lancaster County, Pennsylvania.

Lending Activities

General. Our primary business has traditionally been the origination of one- to four-family residential real estate loans, most of which were fixed-rate loans. Our principal lending activity has transitioned to an emphasis on the origination of commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. We intend to increase our emphasis on commercial real estate and commercial and industrial lending, in an effort to further diversify our loan portfolio and increase the average yield earned on our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. At December 31, 2021 and 2020, we had no loans held for sale.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One- to four-family residential	$106,024	41.91%	$106,413	56.16%
Commercial	110,729	43.77	59,514	31.41
Construction (1)	13,751	5.44	8,700	4.59
Commercial and industrial	19,417	7.68	11,801	6.23
Consumer	3,038	1.20	3,056	1.61
	252,959	100.00%	189,484	100.00%
Less:
Net deferred loan fees	(618)		(585)
Allowance for losses	(3,145)		(2,854)
Total loans	$249,196		$186,045
(1)	Represents amounts disbursed at December 31, 2021 and 2020. The undrawn amounts of the construction loans totaled $13.9 million and $7.6 million at December 31, 2021 and 2020, respectively.

Contractual Maturities. The following table summarizes the scheduled repayments of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential	Commercial
	Real Estate	Real Estate	Construction

	(In thousands)
Amounts due in:
One year or less	$2,253	$1,763	$2,774
More than one to five years	2,414	6,541	4,276
More than five to 15 years	48,914	65,596	4,824
More than 15 years	52,443	36,829	1,877
Total	$106,024	$110,729	$13,751

	Commercial
	and Industrial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$1,900	$13	$8,703
More than one to five years	5,574	25	18,830
More than five to 15 years	9,874	—	129,208
More than 15 years	2,069	3,000	96,218
Total	$19,417	$3,038	$252,959

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family residential	$99,145	$4,626	$103,771
Commercial	93,737	15,229	108,966
Construction	6,521	4,456	10,977
Commercial and industrial	13,006	4,511	17,517
Consumer	25	3,000	3,025
Total loans	$212,434	$31,822	$244,256

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2021, one- to four-family residential real estate loans totaled $106.0 million, or 41.9% of our total loan portfolio. At December 31, 2021, we had $96.7 million of our one- to four-family residential real estate loans in the first lien position and $9.3 million in a junior lien position. The average principal loan balance of our one- to four-family residential real estate loans was $121,000 at December 31, 2021.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. However, as we continue to diversify our loan portfolio and increase our income sources, we may seek to sell one- to four-family residential real estate loans that we originate in the future into the secondary market. We primarily originate adjustable-rate one- to four-family residential real estate loans, but we do, on a much more limited basis, originate fixed-rate long-term loans. At December 31, 2021, $99.1 million, or 95.5% of our one- to four-family residential real estate loans had fixed rates of interest, and $4.6 million, or 4.5% of our one- to four-family residential real estate loans, had adjustable rates of interest for loans due after one year. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the purchase price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 85%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of three, five, seven or ten years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the one year U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 5% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 18% over the initial interest rate of the loan and a floor of 4%.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates generally may be limited.

At December 31, 2021, we had $28.6 million, or 27.0% of the one- to four-family residential real estate loan portfolio, secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties. The interest rate on these loans are generally up to five years.

We have not offered but may offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not offered “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors. Generally, all properties securing real estate loans are appraised by independent appraisers. Appraisals are subsequently reviewed by our credit department. However, if the value of the loan is less than $400,000, we may utilize third party evaluations which are subsequently reviewed by our credit department. Although our policy allows for third party evaluations, we normally obtain appraisals.

Our one- to four-family residential real estate loans also includes home equity lines of credit. Our home equity lines of credit are secured by either first mortgages or second mortgages on owner-occupied one- to four-family residences. At December 31, 2021, we had $7.9 million of outstanding home equity lines of credit. At December 31, 2021, the unadvanced portion of home equity lines of credit totaled $9.2 million.

The underwriting standards utilized for home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratio for our home equity lines of credit is generally limited to 80% when combined with the first security lien, if applicable. Our home equity lines of credit generally have 10-year draw period and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate as published in The Wall Street Journal.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2021, we had $110.7 million in commercial real estate loans, representing 43.8% of our total loan portfolio.

Our commercial real estate loans generally have fixed rates with terms of three, five, seven or ten years and amortization terms of 20 to 25 years, with a balloon payment due at the end of the term. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Our commercial real estate loans are typically secured by medical, industrial, warehouse, or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2021, the average principal loan balance of our outstanding commercial real estate loans was $486,000, and the largest of such loans was a $3.6 million loan secured by an apartment complex in our market area originated in March 2021. This loan was performing in accordance with its terms at December 31, 2021.

We also originate first mortgage loans secured by farmland. At December 31, 2021, farmland loans totaled $6.7 million, or 6.1% of our commercial real estate loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate as published in The Wall Street Journal with terms up to 10 years and amortization schedules of up to 25 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. Generally, we obtain personal guarantees from the borrower on all loans secured by farmland.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x. Generally, commercial real estate loans are appraised by outside independent appraisers, however, if the value of the loan is less than $500,000, we may utilize third party evaluations in lieu of formal appraisals which are subsequently reviewed by our credit department. Although our policy allows for third party evaluations, we normally obtain appraisals.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area. Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Commercial and Industrial Lending. At December 31, 2021, we had $19.4 million of commercial and industrial loans, representing 7.7% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms of up to 12 months that are due on demand and subject to annual renewal. We have begun to develop relationships with professional organizations such as accounting firms, law firms and medical practices. Our commercial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to all commercial and industrial lines of credit. At December 31, 2021, the average loan size of our commercial and industrial loans was $228,000, and our largest outstanding commercial and industrial loan balance was a $937,000 loan secured by a carwash in our market area originated in November 2021. This loan was performing in accordance with its terms at December 31, 2021.

We did not participate in the PPP prior to December 31, 2020. Beginning in 2021, Presence Bank was qualified by the SBA to participate in the PPP loan program and originated approximately $6.0 million of PPP loans in the first half of 2021. As of December 31, 2021, $859,000 of PPP loans remained outstanding representing 4.4% of the commercial and industrial portfolio.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 80% of the value of the collateral securing the loan. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Construction Lending. We originate construction loans for the purchase of developed lots, for the construction of single-family residences and commercial real estate. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 6 to 24 months, although some commercial construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. A third party reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed upon the inspector’s approval. At December 31, 2021, we had $13.8 million of construction loans, representing 5.4% of our total loan portfolio. At December 31, 2021, the average principal loan balance of our outstanding construction loans was $353,000, and the largest of such loans was a $2.7 million loan secured by a new apartment complex in our market area originated in March 2021. This loan was performing in accordance with its terms at December 31, 2021.

Generally, the maximum loan-to-value of these loans is 80% of the lesser of the appraised value or construction cost of the property, and all these loans include personal guarantees for owners of 20% or more.

Our development loans are secured by the entire property being platted and developed. Lending on raw land carries a significant risk of a change in market conditions during the development process. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Repayment and release of our development loans is structured to maintain the maximum loan-to-value that was approved at origination. We target most development loans to be paid off at no more than 70% of total lot sales. The maximum loan-to-value ratio on development loans is 70% of the lesser of the appraised value or land acquisition plus development cost of the property. We generally require a global debt service ratio on development loans of 1.2x or greater. Most development loans have maturities of 12 to 36 months, and may be extended if it is a multi-phase development.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, some of these borrowers have more than one outstanding loan, so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.

Consumer Lending. We offer on a limited basis consumer loans to individuals secured by deposit accounts and other assets. At December 31, 2021, our consumer loan portfolio totaled $3.0 million, or 1.2% of our total loan portfolio, which consists of one personal loan for $3.0 million secured by a securities portfolio. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

Consumer loans generally entail greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Participations, Purchases and Sales

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period. We generally do not sell any of the loans we originate.

We purchase loan participations secured by properties primarily within the Commonwealth of Pennsylvania in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021, the outstanding balances of our loan participations where we are not the lead lender totaled $17.5 million, or 6.9% of our loan portfolio, of which $13.5 million were commercial real estate loans and $3.0 million were commercial and industrial loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2021, we had participated out portions of loans with an aggregate principal balance of $24.0 million. We have not purchased whole loans.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $5.8 million as of December 31, 2021. At December 31, 2021, our largest credit relationship totaled $3.6 million, consisting of one loan secured by commercial real estate. At December 31, 2021, this loan relationship was performing in accordance with its current terms.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We require appraisals of all real property securing loans for loans greater than $400,000 for residential loans and $500,000 for commercial loans. Appraisals are performed by independent licensed appraisers. If the value of the loan is less than $400,000 for residential loans and $500,000 for commercial loans, we may utilize a third party evaluation which is also reviewed by our credit department. Although our policy allows for third party evaluations, we normally obtain appraisals. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by Presence Bank are subject to our underwriting guidelines.

The approval of the relationship manager, the chief banking officer and credit manager are required for approval of secured commercial, residential and consumer loans up to $750,000. The approval of the chief executive officer, the chief banking officer and credit manager are required for approval of secured commercial, residential and consumer loans up to and including $1.5 million. Officer Loan Committee approval is required for all loans up to and including $1.5 million. Director Loan Committee approval is required for all loans in excess of $1.5 million up to and including our legal lending limit of $5.8 million. Unsecured loans in excess of $150,000 also require the approval of the Director Loan Committee. Board of Directors approval is required for all Regulation O loans.

Delinquencies, Non-Performing Assets and Classified Assets

Delinquency Procedures. When a loan is 15 days past due, we send the borrower a late notice. We generally also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued at 45 days past due and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. At 120 days, we typically begin foreclosure proceedings. Loans are charged off when we believe that the recovery of principal is unlikely. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. Loans granted deferrals pursuant to the CARES Act and related regulatory guidance issued by the federal banking regulators are not included.

	At December 31,
	2021			2020
	30‑59 Days Past		90 Days or More	30‑59 Days Past	60‑89 Days Past	90 Days or More
	Due	60‑89 Days Past Due	Past Due	Due	Due	Past Due

	(In thousands)
Real estate:
One- to four-family residential	$142	$46	$308	$790	$49	$491
Commercial	—	—	453	—	—	488
Construction	—	—	541	—	—	640
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$142	$46	$1,302	$790	$49	$1,619

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

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2021 or as of December 31, 2020.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $379,000 and $478,000 as of December 31, 2021 and December 31, 2020.

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$659	$1,600
Commercial	453	575
Construction	541	640
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,653	2,815

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,653	$2,815
Foreclosed assets	—	—
Total non-performing assets	$1,653	$2,815

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	190	214
Construction	189	264
Commercial and industrial	—	—
Consumer	—	—
Total	$379	$478

Total accruing troubled debt restructured loans	$570	$594
Total non-performing loans to total loans	0.65%	1.49%
Total non-accrual loans to total loans	0.65%	1.49%
Total non-performing assets to total assets	0.52%	1.02%

Non-performing loans decreased to $1.7 million, or 0.65% of total loans, at December 31, 2021 from $2.8 million, or 1.49% of total loans, at December 31, 2020. This decrease was due primarily to a $941,000 reduction in non-performing one- to four- family residential real estate loans due primarily to a non-accrual loan with a balance of $362,000 at December 31, 2020 returning to accrual status during 2021 and a payoff of one relationship in 2021 with a balance of $295,000 at December 31, 2020.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make

“collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2021, we had $625,000 of loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed. Management reviews the status of each loan on our watch list on a monthly basis with our credit committee and on a quarterly basis with the full board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2021	2020

	(In thousands)
Substandard loans	$2,618	$3,839
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$2,618	$3,839
Special mention loans	$625	$1,214

The decrease in classified loans was due to a $1.2 million decrease in substandard loans primarily due to a $975,000 decrease in substandard one- to four-family residential loans. Substandard loans at December 31, 2021 consisted of $1.7 million in non-accrual loans and $965,000 in loans that were performing.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of director oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic in 2020. During 2021, the Bank reduced certain qualitative risk factors as a result of no 2021 charge offs and experienced management and board of director oversight; however, most of the qualitative factors remained at 2020 elevated levels due to the unknown long-term COVID-19 effects. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of year	$2,854	$1,839
Provision for loan losses	287	760
Charge-offs:
Real estate:
One- to four-family residential	—	(14)
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	(4)
Total charge-offs	—	(18)

Recoveries:
Real estate:
One- to four-family residential	—	—
Commercial	—	264
Construction	—	—
Commercial and industrial	4	4
Consumer	—	5
Total recoveries	4	273

Net (charge-offs) recoveries	4	255

Allowance at end of year	$3,145	$2,854

Allowance to non-accrual loans	190.26%	101.39%
Allowance to total loans outstanding at the end of the year	1.24%	1.51%
Net (charge-offs) recoveries to average loans outstanding during the year	—%	—%

For the Year Ended December 31,
	2021	2020

Net (charge-offs) recoveries to average loans outstanding during the year
Real estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%
Net (charge-offs) recoveries to average loans outstanding during the year	—%	—%

The provision for loan losses decreased $473,000, or 62.2%, to $287,000 for 2021 from $760,000 for 2020 primarily due to an adjustment of certain qualitative factors to take into account the uncertain impacts of the COVID-19 pandemic on economic conditions and borrowers’ ability to repay loans in 2020 that stayed elevated in 2021, partially offset by the growth in the commercial real estate and commercial and industrial loan segments. In 2021, there were no charge-offs recorded. In 2020, a $264,000 partial recovery associated with a commercial real estate loan charged off in 2019 was recorded.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
		Percent of			Percent of
		Allowance in Each	Percent of Loans		Allowance in Each
	Allowance	Category to Total	in		Category to Total	Percent of Loans in
	for Loan	Allocated	Each Category to	Allowance for Loan	Allocated	Each Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Real estate:
One- to four-family residential	$1,217	40.69%	41.91%	$1,339	50.22%	56.16%
Commercial	1,357	45.35	43.77	1,033	38.75	31.41
Construction	194	6.48	5.44	121	4.54	4.59
Commercial and industrial	191	6.38	7.68	136	5.10	6.23
Consumer	33	1.10	1.20	37	1.39	1.61
Total allocated allowance	2,992	100.00%	100.00%	2,666	100.00%	100.00%
Unallocated	153			188
Total	$3,145			$2,854

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and the Pennsylvania Department of Banking will periodically review our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our asset liability management committee, which consists of our President and Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Information and Operating Officer, Controller, Credit Manager, and Senior Commercial Relationship Managers, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly. Wilmington Trust Company executes investment activity on behalf of Presence Bank and provides administrative support related to the investment portfolio. CSB Investments, a subsidiary of Presence Bank, holds the majority of the securities for the consolidated entity and has a similar investment policy ratified by the board of directors of Presence Bank.

Our current investment policy authorizes us to invest in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds, deposits in other insured institutions and certain mutual funds. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any investment hedging activities or trading activities, nor do we purchase any mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available-for-sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost. All of our debt securities are designated as available for sale.

As of December 31, 2021 and 2020, we held no debt securities that were not carried at fair value through other comprehensive income (loss).

The amortized cost and fair value of debt securities available-for-sale at December 31, 2021, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$—	$—	—%
Due one year through five years	21,241	20,820	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	129	144	4.26
Collateralized mortgage obligations	4,637	4,685	2.02

	$26,007	$25,649	0.89%

United States Governmental Securities. At December 31, 2021, we had U.S. Government securities totaling $20.8 million, which constituted 78.6% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At December 31, 2021, United States government securities consisted of securities issued by Fannie Mae, Federal Home Loan Bank, Federal Farm Credit Bank, and Freddie Mac.

Mortgage-Backed Securities. At December 31, 2021, we had mortgage-backed securities totaling $144,000, which constituted 0.5% of our securities portfolio. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Collateralized Mortgage Obligations. At December 31, 2021, we had collateralized mortgage obligations (“CMOs”) totaling $4.7 million, which constituted 17.7% of our securities portfolio. We invest in fixed-rate CMOs issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Mutual Fund. At December 31, 2021, we invested in one mutual fund-based Community Reinvestment Act fund totaling $849,000, which constituted 3.2% of our securities portfolio. The fund allows us the opportunity to invest in a vehicle that targets community development capital to our local market.

Other Securities. We held common stock of the Federal Home Loan Bank of Pittsburgh in connection with our borrowing activities totaling $824,000 at December 31, 2021. The Federal Home Loan Bank of Pittsburgh common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Pittsburgh stock if we increase borrowings in the future. Additionally, we held common stock of Atlantic Community Bankers Bank in connection with membership requirements totaling $60,000 at December 31, 2021.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents, municipalities, non-profits and businesses within our market area. We offer a selection of deposit accounts, including savings accounts, demand deposit accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2021, we had $1.2 million in brokered deposits and $9.6 million in deposits acquired through listing services. At December 31, 2021, we had $15.8 million in deposits to municipalities primarily in our market area.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to generate deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021			2020
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$30,188	11.92%	—%	$14,868	7.31%	—%
Interest-bearing demand deposits	71,879	28.39	0.30	61,548	30.27	0.37
Savings deposits	20,465	8.08	0.34	18,533	9.11	0.41
Money market deposits	49,388	19.51	0.47	33,568	16.51	0.67
Certificates of deposit	81,277	32.10	1.55	74,843	36.80	1.82
Total	$253,197	100.00%	0.70%	$203,360	100.00%	0.93%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $96.3 million and $73.8 million, respectively, exclusive of deposits with excess insurance coverage. In addition, as of December 31, 2021, the aggregate amount of all our uninsured certificates of deposit was $10.5 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2021.

At
December 31, 2021
(In thousands)
Maturity Period:
Three months or less	$895
Over three through six months	1,004
Over six through twelve months	1,840
Over twelve months	6,750
Total	$10,489

Borrowings. We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2021, we had the ability to borrow approximately $107.5 million from the Federal Home Loan Bank of Pittsburgh, of which $16.7 million had been advanced in addition to $2.5 million held in reserve to secure one letter of credit to collateralize municipal deposits. Additionally, at December 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended December 31, 2021.

Subsidiary Activities

Presence Bank is the wholly-owned subsidiary of PB Bankshares. Presence Bank has one subsidiary, CSB Investments, a Delaware corporation, which holds the majority of the debt securities for Presence Bank.

Personnel and Human Capital Resources

As of December 31, 2021, we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable. We have also developed an in-house program to teach our employees the benefits of managing their money in a prudent manner. The course is designed to account for every dollar of spending and ensuring wise distribution between wants and needs. The goal is for employees to establish a reserve fund, eliminate debt by focusing on paying off higher interest rate loans and saving for retirement.

REGULATION AND SUPERVISION

General

Presence Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania. The lending, investment, and other business operations of Presence Bank are governed by Pennsylvania law and regulations, as well as applicable federal law and regulations, and Presence Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Presence Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Presence Bank also is a member of and owns stock in the Federal Home Loan Bank of Pittsburgh, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of insurance assessments and other fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Presence Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, PB Bankshares is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. PB Bankshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of PB Bankshares and Presence Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Presence Bank and PB Bankshares. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Presence Bank and PB Bankshares.

Pennsylvania Bank Regulation

Activity Powers. The Pennsylvania Department of Banking will regulate the internal organization of Presence Bank, as well as our activities, including, deposit-taking, lending and investment. The basic authority for our activities is specified by Pennsylvania law and by regulations, policies and directives issued by the Pennsylvania Department of Banking. The FDIC also regulates many of the areas regulated by the Pennsylvania Department of Banking, and federal law limits some of the authority that the Pennsylvania Department of Banking grants to us.

Examination and Enforcement. The Pennsylvania Department of Banking regularly examines state-chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations. Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Pennsylvania Department of Banking to conduct individual examinations. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a Pennsylvania chartered stock savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of a savings bank’s capital accounts. Under the Pennsylvania Banking Code, loans which are secured by collateral which has a market value of not less than 120% of the amount of the obligations secured by such collateral are excluded from the loan-to-one-borrower limitation up to an aggregate limit for 15% of the savings bank’s capital accounts.

Loans to Presence Bank’s Insiders. Pennsylvania law provides that we may make loans to our executive officers and directors and greater than 10% stockholders in accordance with federal regulations.

Dividend Restrictions. PB Bankshares is a legal entity separate and distinct from its subsidiary, Presence Bank. There are various legal and regulatory restrictions on the extent to which Presence Bank can, among other things, finance or otherwise supply funds to PB Bankshares. Specifically, dividends from Presence Bank are the principal source of PB Bankshares’s cash funds and there are certain legal restrictions under Pennsylvania law and regulations on the payment of dividends by state-chartered banks. The Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board also have authority to prohibit PB Bankshares and Presence Bank from engaging in certain practices deemed to be unsafe and unsound. The payment of dividends could, depending upon the condition of PB Bankshares and Presence Bank, be deemed to constitute an unsafe and unsound practice.

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if a bank is in default in payment of any assessment due the FDIC.

Minimum Capital Requirements. Regulations of the Pennsylvania Department of Banking impose on Pennsylvania chartered depository institutions, including Presence Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Federal Bank Regulation

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Presence Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “Community Bank Leverage ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second quarter of 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. Presence Bank elected to use the Community Bank Leverage ratio.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All FDIC insured banks, including savings banks, are generally limited in their equity investment activities to equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined by the FDIC that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank is deemed to be: (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; or (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action. At December 31, 2021, Presence Bank had a community bank leverage ratio of 11.65% which exceeded the requirement of 8.5% for 2021. Accordingly, Presence Bank was considered “well capitalized” for regulatory capital purposes as of December 31, 2021.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

Transactions with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Presence Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. Presence Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Presence Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Presence Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at Presence Bank.

Privacy Regulations. Federal regulations generally require that Presence Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Presence Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Presence Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Presence Bank’s latest federal CRA rating was “Satisfactory.”

USA Patriot Act. Presence Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by Presence Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Presence Bank also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Presence Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Presence Bank was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Presence Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of December 31, 2021, no impairment has been recognized.

Holding Company Regulation

General. PB Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, PB Bankshares is registered with the Federal Reserve Board and is subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over PB Bankshares and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2021, PB Bankshares has not elected “financial holding company” status.

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the FDIC for Presence Bank. Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve Board have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of PB Bankshares to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

PB Bankshares common stock is registered with the Securities and Exchange Commission. PB Bankshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in PB Bankshares’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of PB Bankshares may be resold without registration. Shares purchased by an affiliate of PB Bankshares is subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If PB Bankshares meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of PB Bankshares that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of PB Bankshares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, PB Bankshares may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of the initial stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, PB Bankshares will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100.0 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. PB Bankshares has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as PB Bankshares unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with PB Bankshares, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose.

TAXATION

Federal Taxation

General. PB Bankshares and Presence Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to PB Bankshares and Presence Bank.

Method of Accounting. For federal income tax purposes, Presence Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. PB Bankshares and Presence Bank will file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Presence Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Minimum Tax. For tax years beginning before 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Prior payments of alternative minimum tax create AMT credits that may be used to offset as credits against regular tax liabilities in future years. In addition, these AMT credits are refundable for any taxable year beginning after 2017 and before 2021 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. As of December 31, 2021, Presence Bank does not have any minimum tax credit carryforward to utilize in the future.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2021, Presence Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At December 31, 2021, Presence Bank had no capital loss carryovers.

Corporate Dividends. PB Bankshares may generally exclude from its income 100% of dividends received from Presence Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Presence Bank’s income tax returns have not been audited in the past five years.

State Taxation

Presence Bank currently files Pennsylvania Mutual Thrift Institution Income Tax returns. Generally, the income of savings institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Presence Bank had approximately $9.4 million of Pennsylvania state tax net operating loss carryforwards at December 31, 2021.

As a Maryland business corporation, PB Bankshares is required to file an annual report with and pay franchise taxes to the state of Maryland.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2021, the net book value of our office properties (including leasehold improvements) was $1.9 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Main Office:

Coatesville	Owned	1986	$201,000

Other Properties:

New Holland (1)	Owned	1995	526,000

Oxford (1)	Owned	1996	140,000

Christiana (1)	Owned	2005	510,000

Harrisburg (2)	Leased	2021	—

Elizabethtown (2)	Leased	2021	—

(1) Branch location.

(2) Loan production office.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2021, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of PB Bankshares, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBBK” since July 14, 2021. At March 24, 2022, PB Bankshares, Inc. had approximately 176 stockholders of record. PB Bankshares has never paid dividends on its common stock.

PB Bankshares may pay dividends on its common stock if, after giving effect to such dividends, it would be able to pay its debts in the usual course of business and its total assets would exceed the sum of its total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the dividends. However, even if PB Bankshares’s assets are less than the amount necessary to satisfy the requirement set forth above, PB Bankshares may pay dividends from: its net earnings for the fiscal year in which the distribution is made; its net earnings for the preceding fiscal year; or the sum of its net earnings for the preceding eight fiscal quarters. The holders of common stock of PB Bankshares will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefor.

We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only to the extent that the company’s new income for the past two years is sufficient to fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying dividends if such payment is deemed to be an unsafe or unsound practice.

PB Bankshares is a legal entity separate and distinct from its subsidiary, Presence Bank. There are various legal and regulatory restrictions on the extent to which Presence Bank can, among other things, finance or otherwise supply funds to PB Bankshares. Specifically, dividends from Presence Bank are the principal source of PB Bankshares’s cash funds and there are certain legal restrictions under Pennsylvania law and regulations on the payment of dividends by state-chartered banks. The Pennsylvania Department of Banking, the FDIC and the Federal Reserve Board also have authority to prohibit PB Bankshares and Presence Bank from engaging in certain practices deemed to be unsafe and unsound. The payment of dividends could, depending upon the condition of PB Bankshares and Presence Bank, be deemed to constitute an unsafe and unsound practice.

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if a bank is in default in payment of any assessment due to the FDIC.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2021.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 49 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives, we were able to increase our consolidated assets by $39.6 million, or 14.4%, from $275.3 million at December 31, 2020 to $314.9 million at December 31, 2021 and increase our deposits $19.7 million, or 8.5%, from $231.4 million at December 31, 2020 to $251.1 million at December 31, 2021.

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

For the year ended December 31, 2021, we had net income of $785,000 compared to a net loss of $415,000 for the year ended December 31, 2020. The year over year increase in earnings of $1.2 million was attributable to increases in net interest income and noninterest income and a decrease in provision for loan losses partially offset by increases in noninterest expense and income tax expense. Net interest income increased $1.2 million due to the increase in interest income on loans as we increased our commercial lending and decreased our interest expense on deposits in the low interest rate environment of 2021. We were also able to decrease our provision for loan losses in 2021 as the COVID-19 pandemic contributed to an increase in our allowance for loan losses in 2020 that stabilized in 2021.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. In response to the pandemic, the governments of the Commonwealth of Pennsylvania and of most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential. As of December 31, 2021, most of these restrictions have been removed and most non-essential businesses have been allowed to re-open.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021. The PPP program ended in May 2021. As of December 31, 2021, $859,000 of PPP loans were outstanding. $266,000 of loan income (interest and fees, net) for PPP loans was recognized during the year ended December 31, 2021.

In response to the COVID-19 pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures include:

●	Temporarily operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home. We have also established a Pandemic Response team.
●	The safety and health of our staff and our customers is our highest priority. We have installed plexiglass sneeze barriers in all teller areas, in each of our branch offices. Hand sanitizer is available at each of the teller stations/new accounts desks, and floors are marked to encourage customers to stay six feet apart. All employees also have access to gloves, hand sanitizer, and disinfectant wipes while at work.
●	Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, and suspending property foreclosures was provided in 2020.

●	Currently fully vaccinated Pennsylvanians may choose not to wear a mask unless they are required by a business or organization. The Company has lifted its mask mandate for fully vaccinated customers and associates.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act and COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP through the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the President of the United States terminates. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

As of December 31, 2021, we had granted short-term payment deferrals on 78 loans, totaling approximately $23.5 million in aggregate principal amount, that were otherwise performing. As of December 31, 2021, all of these loans have returned to normal payment status with 62 of these loans for $21.0 million being current, two of these loans for $455,000 being past due greater than 30 days and 14 of these loans for $2.0 million being paid off.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain and could have an adverse effect on our business and results of operations.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our over 100-year history in the community, and our knowledge of the local marketplace. Our culture is anchored in a philosophy that puts our employees, customers and communities at the forefront of everything we do. We are proud of our diverse and experienced team of employees and strive to be the most loved bank that allows families, customers and our communities to prosper. The following are the key elements of our business strategy:

Grow our loan portfolio with a focus on increasing commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet. Our commercial real estate and commercial and industrial loan portfolios increased from $71.3 million, or 37.6% of total loans at December 31, 2020, to $130.1 million, or 51.4% of total loans at December 31, 2021. We view the growth of commercial lending as a means of increasing our interest income and fee income while establishing relationships with local businesses. We intend to continue to build relationships with small and medium-sized businesses in our market area, targeting locally owned family businesses and not-for-profit organizations. During 2021, we opened two loan production offices in Harrisburg and Elizabethtown, Pennsylvania, and we expect to hire additional relationship-based loan officers to increase our presence in our market area. Beginning in 2021, Presence Bank was qualified by the SBA to participate in the PPP loan program and management originated approximately $6.0 million of PPP loans in the first half of 2021. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our initial public offering supported an increase in our lending limits, which enables us to expand existing customer relationships as well as provide capacity for new customers.

Strategically Grow our Balance Sheet. As a result of our efforts to build our management team and infrastructure and given our long-time presence in our market area, we believe we are well positioned to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. Presence Bank increased its gross loans and deposits $63.5 million, or 33.5%, and $19.7 million, or 8.5%, respectively, during 2021. We underwent a significant rebranding effort and have updated and improved our website, Internet and mobile banking and other technology infrastructure that prioritizes the customer experience and moves away from the traditional branch model. We also believe we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial and industrial lending. Based on our attractive market area and our strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Increase our share of lower-cost core deposits. We are making a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. Increasing our core deposits will provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. We consider our core deposits to include demand deposit (checking), money market and savings accounts. During 2021, management continued an initiative which incentivized our commercial relationship officers to increase transaction accounts with our existing commercial customers. Our core deposits increased $28.7 million, or 19.7%, to $174.2 million at December 31, 2021 from $145.5 million at December 31, 2020. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit related products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers and a new Internet banking platform to create long-lasting retail deposits. We plan to continue to aggressively market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products while also making further investments in technology so that we can continue to deliver high-quality, innovative products and services to our customers.

Organically grow through loan production offices and through opportunistic bank or branch acquisitions. As a result of our new executive management team and increased relationship-based personnel, we expect to grow organically. In 2021, we opened two loan production offices in Harrisburg (Dauphin County, Pennsylvania) and Elizabethtown (Lancaster County, Pennsylvania). We expect to establish one to two additional loan production offices to support lending teams in our core markets such as Chester and Lancaster Counties, Pennsylvania in future years. We believe opening loan production offices is a more cost-effective method to expansion which can lead to the establishment of branch offices in the future if market conditions warrant. In addition to this organic growth, we will also consider acquisition opportunities of other financial institutions or specific branches of financial institutions that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We will seek to expand our presence in Chester, Lancaster, Dauphin, Lebanon and Cumberland Counties, Pennsylvania. However, we currently have no understandings or agreements with respect to acquiring any financial institutions or branch acquisitions.

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our nonperforming assets to total assets ratio was 0.52% at December 31, 2021, compared to 1.02% at December 31, 2020. At December 31, 2021, the majority of our nonperforming assets were related to one- to four-family residential real estate loans. We will continue to increase our investment in our credit review function, both in experienced personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

Critical Accounting Estimates

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

The following represents our critical accounting estimates and policies:

Allowance for loan losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of director oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations in 2020, which have experienced deterioration due to the effects of the COVID-19 pandemic. During 2021, the Bank reduced certain qualitative risk factors as a result of no 2021 charge-offs and experienced management and board of director oversight; however, most of the qualitative factors remained at 2020 elevated levels due to the unknown long-term COVID-19 effects. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

See Note 1 and Note 3 of the notes to the financial statements of the Company.

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

See Note 1 and Note 7 of the notes to the financial statements of the Company.

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

See Note 1 and Note 13 of the notes to the financial statements of the Company.

Comparison of Balance Sheets at December 31, 2021 and December 31, 2020

Total Assets. Total assets increased $39.6 million, or 14.4%, to $314.9 million at December 31, 2021 from $275.3 million at December 31, 2020, primarily reflecting an increase in net loans receivable, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $23.7 million, or 46.9%, to $26.9 million at December 31, 2021 from $50.6 million at December 31, 2020 due to an increase in loans receivable and partially offset by deposits increasing during the COVID-19 pandemic.

Net loans receivable increased $63.2 million, or 33.9%, to $249.2 million at December 31, 2021 from $186.0 million at December 31, 2020 primarily due to increases in commercial real estate, commercial and industrial and construction real estate loans. Commercial real estate loans increased $51.2 million, or 86.1%, to $110.7 million at December 31, 2021 from $59.5 million at December 31, 2020. Commercial and industrial loans increased $7.6 million, or 64.5%, to $19.4 million at December 31, 2021 from $11.8 million at December 31, 2020. Construction real estate loans increased $5.1 million, or 58.1%, to $13.8 million at December 31, 2021 from $8.7 million at December 31, 2020. One- to four-family residential real estate loans decreased $389,000, or 0.4%, to $106.0 million at December 31, 2021 from $106.4 million at December 31, 2020. The increase in commercial real estate, commercial and industrial and construction real estate loans was primarily due to our strategy to expand our commercial loan portfolio to diversify our balance sheet.

Debt securities available-for-sale decreased $228,000, or 0.9%, to $25.6 million at December 31, 2021 from $25.9 million at December 31, 2020 due to a strategy of maintaining the current portfolio. The Company had maturities and calls of securities of $1.0 million combined with $3.6 million of principal repayments on mortgage-backed securities and a decrease in the fair market value of debt securities available-for-sale of $625,000 due to the increase in market interest rates during 2021, partially offset by purchases of $5.0 million of U.S. Government and agency obligations and mortgage-backed securities and $28,000 in net accretion of discounts and amortization of premiums.

Premises and equipment decreased by $157,000, or 7.5%, to $1.9 million at December 31, 2021 from $2.1 million at December 31, 2020, primarily due to depreciation and amortization of fixed assets of $172,000, partially offset by purchases of $10,000 and gain on disposal of $5,000.

Bank owned life insurance increased by $674,000, or 10.2%, to $7.3 million at December 31, 2021 from $6.6 million at December 31, 2020, primarily due to the purchase of additional insurance policies totaling $500,000 in the first quarter of 2021.

Restricted stock decreased by $162,000, or 15.5%, to $884,000 at December 31, 2021 from $1.0 million at December 31, 2020 due to decreased borrowings from the Federal Home Loan Bank of Pittsburgh during 2021.

Deposits and Borrowings. Total deposits increased $19.7 million, or 8.5%, to $251.1 million at December 31, 2021 from $231.4 million at December 31, 2020. The increase in our deposits reflected a $15.4 million increase in money market accounts, a $9.4 million increase in interest-bearing demand accounts, a $3.4 million increase in savings accounts and a $495,000 increase in noninterest-bearing demand accounts, partially offset by a $9.0 million decrease in certificates of deposits. The increase in money market, demand and savings accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic and government stimulus measures as well as management’s continued focus on increasing the commercial deposit accounts of its customers in 2021. Certificates of deposit decreased due to management strategically not replacing high rate deposits with a deposit special in the current interest rate environment.

Total borrowings from the Federal Home Loan Bank of Pittsburgh decreased $3.9 million, or 18.8%, to $16.7 million at December 31, 2021 from $20.6 million at December 31, 2020 due to principal repayments and maturities on our advances.

Stockholders’ Equity. Stockholders’ equity increased $23.8 million, or 108.6%, to $45.8 million at December 31, 2021 from $22.0 million at December 31, 2020. The increase was due to net proceeds from the stock offering of $26.2 million, net income of $785,000 for 2021, partially offset by the unallocated ESOP of $2.8 million at December 31, 2021 and a decrease of $371,000 in accumulated other comprehensive income (loss) as a result of a decrease in the fair market value of our debt securities available-for-sale during 2021.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

General. Net income increased $1.2 million to net income of $785,000 for the year ended December 31, 2021 from a net loss of $415,000 for the year ended December 31, 2020. The $1.2 million year over year increase in earnings was attributable to a $1.2 million increase in net interest income, a $473,000 decrease in the provision for loan losses and a

$124,000 increase in noninterest income, partially offset by a $316,000 increase in noninterest expense and a $313,000 increase in income tax expense.

Interest Income. Total interest income increased $996,000, or 11.0%, to $10.1 million for the year ended December 31, 2021 from $9.1 million for the year ended December 31, 2020. The increase in interest income resulted from a $50.2 million increase year over year in the average balance of interest-earning assets, primarily in loans, cash and cash equivalents and debt securities available-for-sale and restricted stocks, partially offset by a 30 basis points decrease in the average yield on interest-earning assets from 3.74% for 2020 to 3.44% for 2021.

Interest income on loans, including fees, increased $1.2 million, or 14.4%, to $9.7 million for 2021, reflecting an increase in the average balance of loans to $219.1 million for 2021 from $179.9 million for 2020, partially offset by a 29 basis points decrease in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate, commercial and industrial and construction real estate loans reflecting our strategy to grow commercial lending, partially offset by the decline in the average balances of one- to four-family residential loans. The average yield on loans decreased to 4.42% for 2021 from 4.71% for 2020, as a result of a decrease in market interest rates since December 31, 2020. Interest income in 2021 also included $266,000 of PPP loan income from deferred interest and fees.

Interest income on debt securities available-for-sale decreased $191,000, or 40.2%, to $284,000 for 2021 from $475,000 for 2020. The decrease in interest income on debt securities available-for-sale was due to a 92 basis points decrease in the average yield on debt securities available-for-sale to 1.00% in 2021 from 1.92% in 2020, partially offset by an increase in the average balance of debt securities available-for-sale of $3.6 million, or 14.7%, to $28.4 million in 2021 from $24.7 million in 2020. The average yield on debt securities available-for-sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities due to the decrease in market rates since December 31, 2020. The increase in the average balance of debt securities available-for-sale was due to purchases of U.S. Government and agency obligations and mortgage-backed securities with our excess liquidity.

Interest income on cash and cash equivalents decreased $5,000, or 11.9%, to $37,000 in 2021, from $42,000 in 2020. The decrease in cash and cash equivalents was attributable to a decrease in the average yield on cash and cash equivalents by three basis points to 0.08% for 2021 from 0.11% for 2020 as a result of the decrease in short-term market interest rates since December 31, 2020, partially offset by an increase in the average balance of cash and cash equivalents of $7.5 million, or 20.7%, to $44.1 million in 2021 from $36.5 million in 2020 due to increased liquidity on our balance sheet as a result of the higher cash balances held due to the conversion and the stock offering during 2021, customers increased their savings due to the pandemic and growth of the commercial depositors.

Interest Expense. Interest expense decreased $233,000, or 9.6%, to $2.2 million for the year ended December 31, 2021 from $2.4 million for the year ended December 31, 2020 as a result of decreases in interest expense on deposits and borrowings. The decrease in interest expense reflected a 24 basis points decrease in the average cost of interest-bearing liabilities from 1.15% for 2020 to 0.91% for 2021, partially offset by a $29.3 million increase in the average balance of interest-bearing liabilities to $240.0 million for 2021 from $210.7 million for 2020.

Interest expense on deposits decreased $119,000, or 6.3%, to $1.8 million for 2021 from $1.9 million for 2020 as a result of a 21 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase of $34.5 million in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 27 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.55% for 2021 from 1.82% for 2020, partially offset by an increase in the average balance of certificates of deposit, which increased by $6.5 million to $81.3 million for 2021 from $74.8 million for 2020. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts decreased by ten basis points to 0.37% for 2021 from 0.47% for 2020, partially offset by the increase in the average balance of interest-bearing transaction accounts of $28.1 million to $141.7 million for 2021 from $113.6 million for 2020. The weighted average rate paid on deposits decreased 21 basis points to 0.80% for 2021 from 1.01% for 2020 as a result of the decline in market rates of interest as we reduced rates on savings, money market, and demand deposit accounts as well as on new certificates of deposit issued upon the maturing of existing certificates of deposit at a lower cost. The increase in the average balance of our transaction accounts primarily reflected deposit customers increasing cash balances during the COVID-19 pandemic, government stimulus efforts and management’s focus on increasing the commercial deposit accounts of its customers in 2020, which continued in 2021. The increase in the average balance of certificates of deposit was due to offering higher average rates as compared to other financial institutions in our market area.

Interest expense on Federal Home Loan Bank borrowings decreased $114,000, or 21.3%, to $422,000 for the year ended December 31, 2021 from $536,000 for the year ended December 31, 2020. The decrease in interest expense on Federal Home Loan Bank borrowings was caused by a $5.1 million decrease in our average balance of Federal Home Loan Bank borrowings to $17.0 million for 2021 compared to $22.2 million for 2020 as a result of our increased cash position, partially offset by an increase in the average cost of these funds of two basis points from 2.42% in 2020 to 2.44% in 2021 as lower cost borrowings matured during 2021.

Net Interest Income. Net interest income increased $1.2 million, or 18.5%, to $7.9 million for the year ended December 31, 2021 from $6.6 million for the year ended December 31, 2020. The increase in net interest income from 2020 to 2021 was primarily due to the increase in interest income on loans and decreases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $20.8 million to $52.4 million for 2021 from $31.6 million for 2020. Our net interest margin decreased five basis points to 2.69% for 2021 from 2.74% for 2020. Our net interest rate spread decreased six basis points to 2.53% for 2021 from 2.59% for 2020.

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

Based on our evaluation of the above factors, we recorded a $287,000 provision for loan losses for the year ended December 31, 2021 compared to a $760,000 provision for loan losses for the year ended December 31, 2020.

The decrease in the provision for loan losses was primarily due to adding additional reserves during 2020 to take into account the uncertain impacts of the COVID-19 pandemic on economic conditions and our borrowers’ ability to repay loans, partially offset by loan growth. During 2021, the Bank reduced certain qualitative risk factors as a result of no 2021 charge offs and experienced management and board of director oversight; however, most of the qualitative factors remained at 2020 elevated levels due to the unknown long-term COVID-19 effects. The allowance for loan losses was $3.1 million, or 1.24%, of loans outstanding at December 31, 2021 compared to $2.9 million, or 1.51%, of loans outstanding at December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$176	$183	$(7)	(3.8)%
Gain on sale of other real estate owned	—	30	(30)	(100.0)
(Loss) gain on equity investments	(25)	18	(43)	(238.9)
Bank owned life insurance	174	127	47	37.0
Debit card income	216	183	33	18.0
Other service charges	89	75	14	18.7
Other income	160	50	110	220.0
Total noninterest income	$790	$666	$124	18.6%

Noninterest income increased by $124,000, or 18.6%, to $790,000 for 2021 from $666,000 for 2020. The increase in noninterest income resulted primarily from increases in other income, bank owned life insurance, debit card income and other service charges, partially offset by an increase in loss on equity investments, no gain on sale of other real estate owned and a decrease in service charges on deposit accounts. Other income increased $110,000 primarily related to the income related to the termination of the pension plan. Income from bank owned life insurance increased $47,000 due to the purchase of six additional insurance policies totaling $1.8 million in the fourth quarter of 2020 and first quarter of 2021. Debit card income increased $33,000 as a result of an increased volume of transactions when comparing 2021 to 2020. Other service charges increased $14,000 primarily due to an increase in return check fees.  Loss on equity investments increased $43,000 due to a $25,000 loss in 2021 due to a decrease in the fair market value of the investment during 2021 as compared to a gain of $18,000 for 2020. Gain on sale of other real estate owned was $30,000 for 2020 with no sales of other real estate owned in 2021. Service charges on deposit accounts decreased $7,000 due to a decrease in overdraft protection charges.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,994	$3,469	$525	15.1%
Occupancy and equipment	568	708	(140)	(19.8)
Data and item processing	969	1,161	(192)	(16.5)
Advertising and marketing	91	112	(21)	(18.8)
Professional fees	484	667	(183)	(27.4)
Directors’ fees	243	241	2	0.8
FDIC insurance premiums	194	105	89	84.8
Debit card expenses	143	136	7	5.1
Other	724	495	229	46.3
Total noninterest expenses	$7,410	$7,094	$316	4.5%

Noninterest expense increased $316,000, or 4.5%, to $7.4 million in 2021 from $7.1 million in 2020.

The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $525,000, other expense of $229,000 and FDIC insurance premiums of $89,000, partially offset by decreases in data and item processing of $192,000, professional fees of $183,000 and occupancy and equipment of $140,000. Salaries and employee benefits expense increased $525,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff, annual salary increases, and the implementation of supplemental executive retirement plans for certain executive officers beginning in the third quarter of 2020. Other expense increased $229,000 as a result of added expenses related to the implementation of a cloud-based loan platform, SEC reporting software and identity theft restoration services associated with our flagship checking products. FDIC insurance premiums increased $89,000 primarily due to increases in the total assessment base and the FDIC quarterly multiplier when comparing 2021 to 2020.

Data and item processing expense decreased $192,000 primarily due to 2020 Internet banking expenses of $237,000 as a result of early termination fees incurred with the transition to a new provider. Professional fees decreased $183,000 primarily due to decreases associated with non-recurring interim Chief Financial Officer consultant fees, partially offset by an increase in legal fees. Occupancy and equipment decreased $140,000 primarily due to increases of $69,000 in loss on disposal of fixed assets related to rebranding and $67,000 in equipment expense mostly due to purchases of new equipment in 2020 with no such activity in 2021.

Income Tax Expense (Benefit). Income tax expense increased $310,000, or 221.4%, to an expense of $170,000 for 2021 from a benefit of $(140,000) for 2020. The increase in income tax expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to an increase in income before income taxes. The effective tax rate was 17.8% in 2021.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $618,000 and $585,000 for the years ended December 31, 2021 and 2020, respectively.

	For the Years Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$219,100	$9,695	4.42%	$179,873	$8,477	4.71%
Debt securities available-for-sale and restricted stocks	28,339	284	1.00%	24,714	475	1.92%
Equity securities	903	44	4.89%	1,116	70	6.29%
Cash and cash equivalents	44,098	37	0.08%	36,526	42	0.11%
Total interest-earning assets	292,440	10,060	3.44%	242,229	9,064	3.74%
Noninterest-earning assets	8,681			6,574
Total assets	$301,121			$248,803

Interest-bearing liabilities:
Interest-bearing demand deposits	$71,879	214	0.30%	$61,548	230	0.37%
Savings deposits	20,465	69	0.34%	18,533	75	0.41%
Money market deposits	49,388	232	0.47%	33,568	226	0.67%
Certificates of deposit	81,277	1,261	1.55%	74,843	1,364	1.82%
Total interest-bearing deposits	223,009	1,776	0.80%	188,492	1,895	1.01%
Long-term borrowings	17,022	422	2.44%	22,162	536	2.42%
Total interest-bearing liabilities	240,031	2,198	0.91%	210,654	2,431	1.15%
Noninterest-bearing demand deposits (1)	30,188			14,868
Other noninterest-bearing liabilities	823			672
Total liabilities	271,042			226,194
Stockholders' equity	30,079			22,609
Total liabilities and stockholders' equity	$301,121			248,803
Net interest income		$7,862			$6,633
Net interest rate spread (2)			2.53%			2.59%
Net interest-earning assets (3)	$52,409			$31,575
Net interest margin (4)			2.69%			2.74%
Average interest-earning assets to interest-bearing liabilities	121.83%			114.99%
(1)	Includes stock subscription restricted deposits, whereas interest was calculated by the Company at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Years Ended
	December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,848	$(630)	$1,218
Debt securities available-for-sale and restricted stocks	70	(261)	(191)
Equity securities	(13)	(13)	(26)
Cash and cash equivalents	8	(13)	(5)
Total interest-earning assets	1,913	(917)	996

Interest-bearing liabilities:
Interest-bearing demand deposits	38	(54)	(16)
Savings deposits	8	(14)	(6)
Money market deposits	106	(100)	6
Certificates of deposit	117	(220)	(103)
Total deposits	269	(388)	(119)
Borrowings	(124)	10	(114)
Total interest-bearing liabilities	145	(378)	(233)
Change in net interest income	$1,768	$(539)	$1,229

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At December 31, 2021, we had the ability to borrow approximately $107.5 million from the Federal Home Loan Bank of Pittsburgh, of which $16.7 million had been advanced in addition to $2.5 million held in reserve to secure one letter of credit to collateralize municipal deposits. Additionally, at December 31, 2021, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at December 31, 2021. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the year ended December 31, 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the year ended December 31, 2021, our liquidity ratio averaged 40.1% due to the COVID-19 pandemic and our initial public offering. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2021.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $26.9 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.6 million at December 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2021, totaled $35.9 million, or 46.6% of our certificates of deposit, and 14.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At December 31, 2021, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 11 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate loans of $24.8 million, unused lines of credit totaling $9.2 million and $3.2 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $35.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2021 and 2020 beginning on page 54 for a description of recent accounting pronouncements that may affect our balance sheet and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 8. Financial Statements and Supplementary Data

PB Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$15,508	$25,899
Federal funds sold	11,256	24,592
Interest bearing deposits with banks	100	100

Cash and cash equivalents	26,864	50,591

Debt securities available-for-sale, at fair value	25,649	25,877
Equity securities, at fair value	849	864
Restricted stocks, at cost	884	1,046
Loans receivable, net of allowance for loan losses of $3,145 at December 31, 2021 and $2,854 at December 31, 2020	249,196	186,045
Premises and equipment, net	1,949	2,106
Deferred income taxes, net	945	672
Accrued interest receivable	852	851
Bank owned life insurance	7,313	6,639
Other assets	428	633

Total Assets	$314,929	$275,324

Liabilities and Stockholders' Equity

Liabilities
Deposits	$251,130	$231,416
Long-term borrowings	16,681	20,553
Accrued expenses and other liabilities	1,284	1,386

Total Liabilities	269,095	253,355

Commitments and contingencies

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,777,250 issued and outstanding at December 31, 2021 and -0- authorized, issued, or outstanding at December 31, 2020	28	—
Additional paid-in capital	26,176	—
Retained earnings	22,665	21,880
Unearned ESOP shares, 211,071 shares at December 31, 2021	(2,753)	—
Accumulated other comprehensive (loss) income	(282)	89

Total Stockholders' Equity	45,834	21,969

Total Liabilities and Stockholders' Equity	$314,929	$275,324

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

Years Ended December 31,	2021	2020
Interest and Dividend Income
Loans, including fees	$9,695	$8,477
Securities	328	545
Other	37	42
Total Interest and Dividend Income	10,060	9,064

Interest Expense
Deposits	1,776	1,895
Borrowings	422	536
Total Interest Expense	2,198	2,431

Net interest income	7,862	6,633

Provision for Loan Losses	287	760

Net interest income after provision for loan losses	7,575	5,873

Noninterest Income
Service charges on deposit accounts	176	183
Gain on sale of other real estate owned	—	30
(Loss) gain on equity investments	(25)	18
Bank owned life insurance income	174	127
Debit card income	216	183
Other service charges	89	75
Other income	160	50
Total Noninterest Income	790	666

Noninterest Expenses
Salaries and employee benefits	3,994	3,469
Occupancy and equipment	568	708
Data and item processing	969	1,161
Advertising and marketing	91	112
Professional fees	484	667
Directors’ fees	243	241
FDIC insurance premiums	194	105
Debit card expenses	143	136
Other	724	495
Total Noninterest Expenses	7,410	7,094

Income (loss) before income tax expense (benefit)	955	(555)

Income Tax Expense (Benefit)	170	(140)

Net Income (Loss)	$785	$(415)
Earnings per common share - basic and diluted	$0.31	N/A

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2021	2020
Net Income (Loss)	$785	$(415)

Other Comprehensive (Loss) Income
Unrealized (losses) gains on debt securities available-for-sale:
Unrealized holding (losses) gains arising during period	(625)	259
Tax effect	132	(54)

	(493)	205

Defined benefit plan:
Net (gain) loss arising during the period	155	(31)
Tax effect	(33)	7

	122	(24)

Other comprehensive income (loss)	(371)	181

Total Comprehensive Income (Loss)	$414	$(234)

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, January 1, 2020	$—	$—	$22,295	$—	$(92)	$22,203

Net loss	—	—	(415)	—	—	(415)
Other comprehensive income	—	—	—	—	181	181

Balance, December 31, 2020	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	785	—	—	785
Common stock issued, 2,777,250 shares	28	26,171	—	—	—	26,199
Unearned ESOP shares, 222,180 shares	—	—	—	(2,898)	—	(2,898)
ESOP shares released for allocation, 11,109 shares	—	5	—	145	—	150
Other comprehensive loss	—	—	—	—	(371)	(371)

Balance, December 31, 2021	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$785	$(415)
Adjustments to reconcile change in net income (loss) to net cash provided by operating activities:
Provision for loan losses	287	760
Depreciation and amortization	172	205
(Gain) loss on disposal of premises and equipment	(5)	69
Net accretion of securities premiums and discounts	(28)	(93)
Deferred income tax benefit	(174)	(187)
Loss (gain) on equity securities	25	(18)
Deferred loan fees, net	93	(36)
Realized gain on sale of other real estate owned	—	(30)
Earnings on bank owned life insurance	(174)	(127)
ESOP allocation of shares	145	—
Decrease (increase) in accrued interest receivable and other assets	204	(728)
Increase in accrued expenses and other liabilities	58	806

Net Cash Provided by Operating Activities	1,388	206

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(4,998)	(26,830)
Maturities, calls, and principal repayments	4,629	24,167
Dividends on equity securities reinvested	(10)	—
Purchase of bank owned life insurance	(500)	(1,800)
Redemption of restricted stocks	162	224
Net increase in loans receivable	(63,531)	(15,552)
Purchases of premises and equipment	(10)	(692)

Net Cash Used in Investing Activities	(64,258)	(20,483)

Cash Flows from Financing Activities
Net increase in deposits	19,714	63,377
Issuance of common stock	26,199	—
Purchase of ESOP shares	(2,898)	—
Repayments of borrowings	(3,872)	(5,478)

Net Cash Provided by Financing Activities	39,143	57,899

(Decrease) Increase in cash and cash equivalents	(23,727)	37,622

Cash and Cash Equivalents, Beginning of Period	50,591	12,969

Cash and Cash Equivalents, End of Period	$26,864	$50,591

Supplementary Cash Flows Information
Interest paid	$2,624	$2,447
Income taxes	$120	$165

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on securities available for sale	$(625)	$259
Pension Adjustment	$155	$(31)

See accompanying notes to consolidated financial statements.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Significant Accounting Policies

Organization and Nature of Operations

PB Bankshares, Inc., a Maryland Corporation (the “Company”) is the holding company of Presence Bank formerly Prosper Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On July 14, 2021, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on July 15, 2021. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Bank”). The 2020 information within has been derived from December 31, 2020 audited financial statements of Prosper Bank.

The Bank is a state-chartered savings bank established in 1919. The main office is located in Coatesville, Pennsylvania with three other branches located in New Holland, Oxford, and Georgetown Pennsylvania. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate and, to a lesser extent, consumer loans.  The Bank competes with other banking and financial institutions in its primary market communities encompassing Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties in Pennsylvania. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “PADOB”).

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, the Bank. The Bank also includes the accounts of CSB Investments, Inc. (“CSB”), a wholly-owned subsidiary of the Bank located in Wilmington, Delaware. The sole purpose of CSB is to maintain and manage its investment portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Subsequent Events

The Company has evaluated subsequent events through March 25, 2022, which is the date these consolidated financial statements were available to be issued.

On January 26, 2022, the Company adopted the Presence Bank Executive Deferred Compensation Plan. The purpose of the Deferred Compensation Plan is to provide tax planning opportunities for certain key members of management team by means of a non-qualified deferred compensation plan.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While management uses available information to recognize estimated losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and underlying collateral values, if any. In addition, the FDIC and Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. These agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examinations.

Concentration of Credit Risk

Most of the Company’s activities are with customers located within Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties of Pennsylvania. Note 2 of the consolidated financial statements discuss the types of securities that the Company invests in. Note 3 of the consolidated financial statements discuss the types of lending that the Company engages in. The Company does not have any significant loan concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy and real estate values.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash due from banks, interest bearing deposits with banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

Debt Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts. At December 31, 2021 and 2020 and for the years then ended, the Company had no investment securities classified as held to maturity.

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These securities are carried at fair value, which is determined by obtaining quoted market prices or matrix pricing. Unrealized gains and losses are excluded from earnings and are reported in other comprehensive income (loss), net of taxes. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Premiums are amortized and discounts are accreted using a method which approximates the interest method through call date or maturity of the underlying security.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least an annual basis, and more frequently when economic or market concerns warrant such evaluation. Declines in fair value of securities below their cost that are deemed to be other-than-temporary are separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive loss. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to any anticipated recovery in fair value.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determined fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $824,000 and $986,000 as of December 31, 2021 and 2020, respectively, and Atlantic Community Bankers Bank (“ACBB”) of $60,000 as of both December 31, 2021 and 2020.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted stocks in 2021 and 2020.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method over the life of the loan.

The loans receivable portfolio is segmented into one- to four-family residential real estate, commercial real estate, construction, commercial and industrial, and consumer loans. Descriptions of the Company’s loan classes are as follows:

One- to four-family Residential Real Estate Loans: This segment of loans includes loans secured by one- to four-family homes. In addition to traditional residential mortgage loans secured by a first or junior lien on the property, the Company offers home equity lines of credit.

Commercial Real Estate Loans: This loan segment consists primarily of loans secured by various types of commercial real estate typically in the Company’s market area, including multi-family residential buildings, office and retail buildings, industrial and warehouse buildings, hotels, and religious facilities.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction: The Company originates construction loans for the acquisition and development of land and construction of commercial buildings, condominiums, townhomes, and one- to four-family residences.

Commercial and Industrial Loans: Commercial loans may be unsecured or secured with non-real estate commercial property. The Company makes commercial loans to businesses located within its market area and also to businesses outside of its market area through loan participations with other financial institutions.

Consumer Loans: Consumer loans include all loans made to individuals for consumer or personal purposes. They include secured loans, unsecured loans, and overdraft lines of credit. The Company makes consumer loans to individuals located within its market area and occasionally to individuals outside of its market.

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The evaluation also considers the following risk characteristics of each loan portfolio segment:

●	One- to four-family residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.
●	Commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because repayment of these loans may be dependent upon the profitability and cash flows of the business or project.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Construction loans carry risks that the project may not be finished according to schedule, the project may not be finished according to budget, and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure or other factors unrelated to the project.
●	Commercial and industrial loans carry risks associated with the successful operation of a business because repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much reliability.
●	Consumer loans carry risk associated with the continued creditworthiness of the borrower and the value of the collateral, if any. These loans are typically either unsecured or secured by rapidly depreciating assets. They are also likely to be immediately and adversely affected by job loss, divorce, illness, personal bankruptcy, or other changes in circumstances.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Effect of external factors, such as competition and legal and regulatory requirements.
7.	Experience, ability, and depth of lending management and other relevant staff.
8.	Quality of loan review and Board of Director oversight.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A large portion of the Company’s loan assets are loans to business owners of many types. The Company makes commercial loans for real estate development and other business purposes required by the customer base.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial loans typically require a loan to value ratio of not greater than 80% and vary in terms.

Residential mortgages are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have amortizations up to 30 years.

Other types of consumer loans include installment loans and overdraft lines of credit. The majority of these loans are unsecured.

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral net of estimated selling costs if the loan is collateral dependent.

A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral net of estimated selling costs.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not typically separately identify individual residential mortgage loans and consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement, are related to a commercial lending relationship, or are deemed not to be a smaller balance loan.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process encompassing both internal and external oversight. Generally, residential mortgage and consumer loans are included in the pass category unless on nonaccrual status at which time they are classified as substandard. The Company’s loan officers are responsible for the timely and accurate risk rating of the commercial and construction loans in their portfolio at origination and on an ongoing basis. An ongoing review of commercial loans is performed by the loan department. The Company also utilizes an external loan review consultant to conduct a loan review of its portfolio each year. The external consultant generally reviews all loan relationships exceeding a specific threshold.

In addition, Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease period, if shorter. Gains or losses on dispositions are reflected in current operations. Maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned (OREO)

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value less cost to sell at date of foreclosure are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell. Revenue and expenses from operations and write-downs are included in other non-interest expense on the

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations. There were no write-downs recorded during 2021 or 2020. Gains and losses on the sale of OREO are included in non-interest expense.

Bank Owned Life Insurance

The Company has invested in bank owned life insurance (“BOLI”) covering certain employees. The Company is the owner and beneficiary of these policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income on the consolidated statements of operations. The policies can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Income Taxes

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, Income Taxes.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and net operating loss carryforwards, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company files a consolidated U.S. federal income tax return with its subsidiary.

As of December 31, 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax returns for the years 2018 through 2020 were open for examination as of December 31, 2021.

Transfers of Financial Assets

Transfers of financial assets, including loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated statement of financial condition when they are funded.

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Earnings per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock option, with no stock options approved at December 31, 2021.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in results of operations. Although certain changes in assets and liabilities, such as unrealized gains on securities available-for-sale and changes in the funded status of the defined benefit plan, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Recent Accounting Pronouncements

This section provides a summary description of recent Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) to the Accounting Standards Codification (ASC) that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not have any loans and other financial instruments that are directly or indirectly influenced by LIBOR.

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

Recently Adopted Accounting Pronouncements

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the Paycheck Protection Program (PPP) loan program and treatment of certain loan modifications related to the COVID-19 pandemic. See Note 3 for the further discussion of COVID-19 loans.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.            Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,241	$—	$(421)	$20,820
Mortgage-backed securities	129	15	—	144
Collateralized mortgage obligations	4,637	54	(6)	4,685
Total available-for-sale debt securities	$26,007	$69	$(427)	25,649

Equity securities:
Mutual funds (fixed income)				$849

		Gross Unrealized	Gross Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$17,254	$22	$(1)	$17,275
Mortgage-backed securities	164	20	—	184
Collateralized mortgage obligations	8,192	226	—	8,418
Total available-for-sale debt securities	$25,610	$268	$(1)	25,877
Equity securities:
Mutual funds (fixed income)				$864

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020 (in thousands):

December 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$19,113	$(379)	$1,707	$(42)	$20,820	$(421)
Collateralized mortgage obligations	879	(6)	—	—	879	(6)

	$19,992	$(385)	$1,707	$(42)	$21,699	$(427)

December 31, 2020	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,249	$(1)	$—	$—	$1,249	$(1)
Collateralized mortgage obligations	6	—	—	—	6	—

	$1,255	$(1)	$—	$—	$1,255	$(1)

As of December 31, 2021 and 2020, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of December 31, 2021 and 2020.

At December 31, 2021, 47 agency bonds had an unrealized loss with depreciation of 2.06% from the Company’s cost basis and five collateralized mortgage obligation had an unrealized loss with depreciation of 0.69% from the Company’s cost basis. At December 31, 2020, four agency bonds had an unrealized loss with depreciation of 0.05% from the

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s cost basis and one collateralized mortgage obligation had an unrealized loss with depreciation of 0.02% from the Company’s cost basis. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of December 31, 2021 and 2020, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2021 and 2020.

There were no securities sold during 2021 and 2020. The amortized cost and fair value of debt securities available-for-sale at December 31, 2021, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$—	$—	—%
Due one year through five years	21,241	20,820	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	129	144	4.26
Collateralized mortgage obligations	4,637	4,685	2.02

	$26,007	$25,649	0.89%

At December 31, 2021 and 2020, the Company had securities totaling $1,965,000 and $2,004,000, respectively, pledged to secure borrowings.

At December 31, 2021 and 2020, the Company had securities totaling $13,028,000 and $7,810,000, respectively, pledged primarily for public fund depositors.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Real estate:
One-to four-family residential	$106,024	$106,413
Commercial	110,729	59,514
Construction	13,751	8,700
Commercial and industrial	19,417	11,801
Consumer loans	3,038	3,056

	252,959	189,484
Deferred loan fees, net	(618)	(585)
Allowance for loan losses	(3,145)	(2,854)

	$249,196	$186,045

The following table shows the loan maturities at December 31, 2021 (in thousands), the table presents contractual maturities and does not reflect repricing or the effect of prepayments:

	One- to Four-
	Family
	Residential	Commercial		Commercial
	Real Estate	Real Estate	Construction	and Industrial	Consumer	Total
Amounts due in:
One year or less	$2,253	$1,763	$2,774	$1,900	$13	$8,703
More than one to five years	2,414	6,541	4,276	5,574	25	18,830
More than five to 15 years	48,914	65,596	4,824	9,874	—	129,208
More than 15 years	52,443	36,829	1,877	2,069	3,000	96,218
Total	$106,024	$110,729	$13,751	$19,417	$3,038	$252,959

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 30, 2022 (in thousands):

	Due After December 31, 2022
	Fixed	Adjustable	Total
Real estate:
One- to four-family residential	$99,145	$4,626	$103,771
Commercial	93,737	15,229	108,966
Construction	6,521	4,456	10,977
Commercial and industrial	13,006	4,511	17,517
Consumer	25	3,000	3,025
Total loans	$212,434	$31,822	$244,256

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans to officers and directors, made on the same terms as loans to others, and the related activity is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Balance, beginning of year	$107	$439
Additions	200	—
Repayments	(16)	(257)
Reclassification	—	(75)

Balance, end of year	$291	$107

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(122)	$1,217	$—	$1,217
Commercial	1,033	—	—	324	1,357	—	1,357
Construction	121	—	—	73	194	50	144
Commercial and industrial	136	—	4	51	191	—	191
Consumer	37	—	—	(4)	33	—	33
Unallocated	188	—	—	(35)	153	—	153

	$2,854	$—	$4	$287	$3,145	$50	$3,095

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,024	$647	$105,377
Commercial	110,729	1,589	109,140
Construction	13,751	541	13,210
Commercial and industrial	19,417	—	19,417
Consumer	3,038	—	3,038

	$252,959	$2,777	$250,182

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2020 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2020 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$935	$(14)	$—	$418	$1,339	$—	$1,339
Commercial	687	—	264	82	1,033	16	1,017
Construction	42	—	—	79	121	24	97
Commercial and industrial	29	—	4	103	136	—	136
Consumer	13	(4)	5	23	37	—	37
Unallocated	133	—	—	55	188	—	188

	$1,839	$(18)	$273	$760	$2,854	$40	$2,814

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,413	$1,494	$104,919
Commercial	59,514	1,671	57,843
Construction	8,700	640	6,731
Commercial and industrial	11,801	—	13,130
Consumer	3,056	—	3,056

	$189,484	$3,805	$185,679

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2021 and for the year then ended (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$647	$651	$—	$694	$26
Commercial	1,589	1,675	—	1,630	59
Construction	352	361	—	364	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	189	225	50	226	—
Total:
Real estate:
One- to four-family residential	$647	$651	$—	$694	$26
Commercial	1,589	1,675	—	1,630	59
Construction	541	586	50	590	—

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2020 and for the year then ended (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,494	$1,580	$—	$1,562	$62
Commercial	1,183	1,183	—	1,242	66
Construction	376	383	—	380	12
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	488	561	16	508	23
Construction	264	300	24	264	—
Total:
Real estate:
One- to four-family residential	$1,494	$1,580	$—	$1,562	$62
Commercial	1,671	1,744	16	1,750	89
Construction	640	683	24	644	12

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Real estate:
One- to four-family residential	$659	$1,600
Commercial	453	575
Construction	541	640

	$1,653	$2,815

The following table presents the net charge-offs to average loans outstanding as of December 31:

	2021	2020
Real Estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	—%	—%
Consumer	—%	—%

	—%	—%

The following table presents key credit ratios and the components used in the calculations:

	2021	2020
Total non-accrual loans	$1,653	$2,815
Gross total loans	$252,959	$189,484
Allowance for loan losses	$3,145	$2,854

Total non-accrual loans to total loans	0.65%	1.49%
Allowance to non-accrual loans	190.26%	101.39%
Allowance to total loans outstanding at the end of the period	1.24%	1.51%

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$104,368	$625	$1,031	$—	$106,024
Commercial	109,683	—	1,046	—	110,729
Construction	13,210	—	541	—	13,751
Commercial and industrial	19,417	—	—	—	19,417
Consumer	3,038	—	—	—	3,038

	$249,716	$625	$2,618	$—	$252,959

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$142	$46	$308	$496	$105,528	$106,024	$—
Commercial	—	—	453	453	110,276	110,729	—
Construction	—	—	541	541	13,210	13,751	—
Commercial and industrial	—	—	—	—	19,417	19,417
Consumer	—	—	—	—	3,038	3,038	—

	$142	$46	$1,302	$1,490	$251,469	$252,959	$—

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

Additionally, the Company worked with borrowers impacted by COVID-19 and providing modifications to include principal and interest payment deferrals. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of December 31, 2021 and 2020, we had granted short-term payment deferrals on 78 and 71  loans, respectively, totaling approximately $23.5 million and $22.0 million, respectively, in aggregate principal amount, that were otherwise performing. As of December 31, 2021 and 2020, 64 and 60 of these loans, respectively, totaling $21.5 million and $18.0 million, respectively, have returned to normal payment status. As of December 31, 2021, 14 loans that had a short-term payment deferral have paid off totaling $2.0 million.

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

No loans were modified during the twelve months ended December 31, 2021 and December 31, 2020 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. One commercial loan for $190,000 and $214,000 and one construction loan for $189,000 and $264,000 were troubled debt restructurings completed previously in default for the years ended December 31, 2021 and December 31, 2020, respectively.

At December 31, 2021 and 2020, there was no other real estate owned that was related to residential real estate. There was $0 of real estate in process of foreclosure as of December 31, 2021 and 2020.

4.            Premises and Equipment

Premises and equipment are composed of the following at December 31 (in thousands):

	Estimated
	Useful Lives	2021	2020
Premises:
Land	Indefinite	$559	$559
Building and improvements	5 - 40 years	3,506	3,506
Furniture and equipment	3 - 10 years	2,141	2,075
Work in process		19	70

		6,225	6,210
Accumulated depreciation and amortization		(4,276)	(4,104)

		$1,949	$2,106

Depreciation and amortization expense charged to operations amounted to approximately $172,000 and $205,000 for the years ended December 31, 2021 and 2020, respectively.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.            Deposits

Deposits at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Non-interest-bearing demand deposits	$22,028	$21,533
Interest-bearing demand deposits	72,087	62,639
Savings deposits	21,778	18,412
Money market deposits	58,310	42,933
Certificates of deposit	76,927	85,899

	$251,130	$231,416

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

Year ending December 31,
2022	35,863
2023	18,237
2024	7,788
2025	9,255
2026	2,971
Thereafter	2,813

$76,927

The aggregate amount of certificates of deposit with a minimum denomination in excess of $250,000 was approximately $10,489,000 and $10,750,000 at December 31, 2021 and 2020, respectively. Currently, amounts above $250,000 are not insured by the FDIC.

At December 31, 2021 and 2020, the Company held approximately $1,246,000 in brokered deposits.

Interest expense on deposits for the years ended December 31, 2021 and 2020 is composed of the following (in thousands):

	2021	2020
Interest-bearing demand deposits	$213	$230
Savings deposits	69	75
Money market deposits	233	226
Certificates of deposit	1,261	1,364

	$1,776	$1,895

Deposits of related parties totaled $4,648,000 and $2,780,000 at December 31, 2021 and 2020, respectively.

6.            Borrowings

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the FHLB. Interest on the line of credit is charged at the FHLB’s overnight rate of 0.28% and 0.41% at December 31, 2021 and 2020, respectively. The Company had $0 outstanding under this line of credit at December 31, 2021 and 2020.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an unsecured line of credit with ACBB of up to $3,000,000, which expires on June 30, 2022. Interest on the line of credit is charged at 0.25%. The Company had $0 outstanding under this line of credit at December 31, 2021 and 2020. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at December 31, 2021 and December 31, 2020.

Borrowings from the FHLB at December 31 consist of the following (dollars in thousands):

	2021		2020
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2021	—	—	3,872	2.37
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78

	$16,681	2.45%	$20,553	2.44%

Maximum borrowing capacity was approximately $107,520,000 and $88,751,000 at December 31, 2021 and 2020, respectively, secured by qualifying loans. The Company has one letter of credit with FHLB for $2,500,000 at December 31, 2021 and two letters of credit with FHLB for $4,250,000 at December 31, 2020 that is pledged to secure public funds.

7.            Income Taxes

The components of income tax expense (benefit) consist of the following for the years ended December 31 (in thousands):

	2021	2020
Current tax expense, federal	$344	$47

Deferred federal tax benefit	(174)	(187)
Deferred state tax expense (benefit)	(455)	384
Change in valuation allowance	455	(384)

Net deferred tax benefit	(174)	(187)

Income Tax Expense (Benefit)	$170	$(140)

A reconciliation of the statutory federal income tax at a rate of 21% to federal income tax expense (benefit) included in the statements of income for the years ended December 31, 2021 and 2020, respectively are as follows:

	2021	2020
Federal income tax at statutory rate	$201	$(116)
State income taxes, net of federal benefit	(455)	384
Bank owned life insurance income	(37)	(27)
Change in valuation allowance	455	(384)
Other	6	3

	$170	$(140)

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Allowance for loan losses	$660	$599
Deferred loan fees	216	156
Additional minimum liability for retirement plan	—	24
Nonaccrual interest	32	30
Unrealized loss on available-for-sale securities	75	—
Other	170	79
State net operating loss carryforwards	1,083	628

Gross deferred tax asset	2,236	1,516

Valuation allowance	(1,083)	(628)

Total deferred tax assets, net of valuation allowance	1,153	888

Deferred tax liabilities:
Deferred loan costs	103	63
Unrealized gain on available-for-sale securities	—	56
Property and equipment	80	87
Prepaid expenses	25	10

Gross deferred tax liabilities	208	216

Net Deferred Tax Asset	$945	$672

The valuation allowance relates to state net operating loss carryforwards for which realization is uncertain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management has recorded a valuation allowance at December 31, 2021 and 2020 for all state net operating loss carryforwards.

A valuation allowance of $1,083,000 and $628,000 was recorded at December 31, 2021 and 2020 for state net operating losses. At December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $9,415,000 and $5,458,000, respectively, which are available to offset future state taxable income, and began to expire in 2018. These benefits have been fully reserved. At December 31, 2021 and 2020, the Company had no federal net operating loss carryforwards.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.            Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2021 and 2020 (in thousands):

	2021	2020
Commitments to grant loans	$24,756	$15,900
Unfunded commitments under lines of credit	9,214	7,612
Standby letters of credit	3,213	3,638

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

9.            Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial position or of operations of the Company.

10.          Employee Benefits

Defined Benefit Pension Plan

The Company had a defined benefit plan (the Plan) covering all eligible employees. Any employee who was not a participant in the Plan on January 1, 2015 or earlier was not eligible to participate in the plan and receive benefits, regardless of the date of reemployment. The Plan could be terminated at any time by the Company. The Plan used a benefit formula based upon years of credited service. The Company’s policy was to fund amounts as are necessary to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The plan provided a benefit based on final average earnings and years of service. The Company used a December 31 measurement date for the Plan. As of December 31, 2018, the Plan service accruals were frozen.

The Company has terminated the pension plan with a termination date of April 1, 2021 and all assets of the pension plan have been dispersed during the year ending December 31, 2021.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Plan’s funded status, significant assumptions and the amounts recognized in the Company’s consolidated statements of financial condition at December 31 (in thousands):

	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,472	$1,344
Interest cost	40	44
Actuarial (gain) loss	(63)	126
Benefits paid	(6)	(7)
Settlements	(1,443)	(35)

Projected benefit obligation at end of year	—	1,472

Change in plan assets:
Fair value of plan assets beginning of year	1,356	1,223
Actual return on plan assets	89	175
Benefits paid	(6)	(7)
Settlements	(1,443)	(35)
Contribution	4	—

Fair value of plan assets at end of year	—	1,356

Funding deficiency included in other liabilities	—	(116)

Accrued pension cost	$—	$(116)

Accumulated benefit obligation	$—	$1,472

The components of net periodic pension cost (credit) and other comprehensive loss for the years ended December 31, 2020 were as follows (in thousands):

	2021	2020
Interest cost	$40	$43
Expected return on plan assets	(81)	(79)

Net Periodic Benefit Credit	$(41)	$(36)

Gain (loss) during year	(155)	31
Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Loss	$(196)	(5)

The weighted-average assumptions used to determine the benefit obligation for the years ended December 31, are as follows:

	2021		2020
Discount rate	N/A	%	2.75%
Annual salary increase	N/A		N/A

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine the net periodic pension cost for the years ended December 31 are as follows:

	2021	2020
Discount rate	2.75%	3.25%
Expected long-term rate of return on plan assets	6.00	6.50
Annual salary increase	N/A	N/A

The fair value of the Company’s pension plan assets at December 31, 2020, by asset category, are as follows (in thousands):

	Fair Value Measurements at December 31, 2020
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds – equity	$665	$665	$—	$—
Mutual funds - fixed income	600	600	—	—
Commercial collective trusts - equity	82	—	82	—
Cash equivalents	9	9	—	—

	$1,356	$1,274	$82	$—

401(k) Retirement Plan

The Company maintains a 401(k) Retirement Plan for eligible employees. The plan provides a matching contribution for all employees. The matching contribution is an amount equal to 100% of the participant’s elective contribution not to exceed 3% of the participants plan salary, plus 50% of the participant’s contribution that exceeds 3% of their plan salary but not to exceed 5% of their plan salary. With the freezing of the Pension Plan, the Company initiated a 2% discretionary contribution to the 401(k) for employees beginning January 1, 2019. The Company’s related expense associated with the matching contribution was $151,000 and $119,000 in 2021 and 2020, respectively.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (ESOP). During 2021, the ESOP borrowed from the Company to purchase 222,180 shares of stock at an average price of $13.04 per share. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company’s related expense for the ESOP was $151,000 in 2021.

Shares held by the ESOP were as follows (dollars in thousands):

2021
Allocated to participants	11,109
Unearned	211,071

Total ESOP shares	222,180

Fair value of unearned shares	$2,868

11.          Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than the required minimums will be considered to have satisfied the generally applicable risk based and leverage capital

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021, the bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$35,679	11.65%	$26,769	8.50%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2020	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	21,880	8.15%	21,471	8.00%

12.          Earnings Per Share

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

2021
Net income	$785

Weighted average common shares outstanding	2,777,250
Less: Average unearned ESOP shares	(222,115)

Average shares	$2,555,135

Basic and diluted earnings per share	$0.31

There were no shares outstanding for the year ended December 31, 2020.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.          Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2021, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $50,000. At December 31, 2020, the fair value consists of $712,000, net of a valuation allowance of $40,000. Impaired loans are included in Loans Receivable in the table below.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,820	$—	$20,820	$—
Mortgage-backed securities	144	—	144	—
Collateralized mortgage obligations	4,685	—	4,685	—
Mutual funds	849	849	—	—

	$26,498	$849	$25,649	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$17,275	$—	$17,275	$—
Mortgage-backed securities	184	—	184	—
Collateralized mortgage obligations	8,418	—	8,418	—
Mutual funds	864	864	—	—

	$26,741	$864	$25,877	$—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$712	$—	$—	$712

	$712	$—	$—	$712

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at December 31, 2021 and 2020 (dollars in thousands):

December 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	54.0% - 54.0% (54.0%)

December 31, 2020
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$712	Appraisal of collateral	Selling expenses and discounts (1)	9.2% - 38.1% (28.8%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		December 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$26,864	$26,864	$50,591	$50,591
Debt securities - available-for-sale	2	25,649	25,649	25,877	25,877
Equity securities	1	849	849	864	864
Restricted stocks	2	884	884	1,046	1,046
Loans, net	3	249,196	253,558	186,045	188,311
Accrued interest receivable	1	852	852	851	851
Bank owned life insurance	2	7,313	7,313	6,639	6,639

Financial liabilities:
Demand deposits, savings, and money market	1	174,203	174,203	145,517	145,517
Certificates of deposit	2	76,927	77,291	85,899	87,431
Long-Term borrowings	2	16,681	16,872	20,553	21,279
Accrued interest payable	1	195	195	228	228

14.          Non-Interest Revenues

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

Service Charges on Deposit Accounts

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2021 and 2020, in thousands:

Noninterest income	2021	2020
In scope of Topic 606 Service charges on deposit accounts	$176	183
Debit card income	216	183
Other service charges	89	75
Other noninterest income	160	50
Noninterest income (in scope for Topic 606)	641	491
Noninterest income (out of scope for Topic 606)	149	175
Total noninterest income	$790	$666

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.          Parent Company Only Financial Statements

Condensed financial statements of PB Bankshares, Inc. are as follows for December 31, (in thousands):

2021

Assets
Cash and cash equivalents	$7,779
ESOP Loan Receivable	2,744
Investment in subsidary Bank	35,396
Other assets	4

Total Assets	$45,923

Liabilities and Stockholders' Equity

Liabilities
Due to the Bank	$29
Accrued expenses and other liabilities	60

Total Liabilities	89

Stockholders' Equity
Total Stockholders' Equity	45,834

Total Liabilities and Stockholders' Equity	$45,923

2021

Interest Income
Interest Income on ESOP Loan	$43
Interest on Cash and Cash Equivalents	1

Total Interest Income	$44

Noninterest Expense
SEC expense	$96

Total Noninterest Expense	96

Loss before income tax expense	(52)

Equity in Undisturbed Income of Subsidiary	826

Income Tax (Benefit)	(11)

Net Loss	$785

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021
Cash Flows from Operating Activities
Net income	$785
Adjustments to reconcile change in net income to net cash provided by operating activities:
Equity in undisturbed income of subsidiary	(826)
ESOP allocation of shares	145
(Increase) in other assets	(4)
Increase in accrued expenses and other liabilities	89

Net Cash Provided by Operating Activities	189

Cash Flows from Investing Activities
ESOP loan	(2,898)
ESOP loan payments	154
Investment in subsidiary	(12,967)

Net Cash Used in Investing Activities	(15,711)

Cash Flows from Financing Activities
Issuance of common stock	26,199
Purchase of ESOP shares	(2,898)

Net Cash Provided by Financing Activities	23,301

Increase in cash and cash equivalents	7,779

Cash and Cash Equivalents, Beginning of Period	—

Cash and Cash Equivalents, End of Period	$7,779

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

PB Bankshares, Inc.

Coatesville, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bankshares, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2020.

Winchester, Virginia

March 25, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of the independent registered public accounting firm because PB Bankshares, Inc. is an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at ir.presencebank.com under “Governance Documents.”

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

Item 11. Executive Compensation

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

None.

(b)          Security Ownership of Certain Beneficial Owners

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

(c)          Security Ownership of Management

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

(d)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information contained herein will be filed by amendment to the Annual Report on Form 10-K with the SEC within 120 days of December 31, 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Balance Sheets - at December 31, 2021 and 2020

(C)   Consolidated Statements of Operations - Years ended December 31, 2021 and 2020

(D)   Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2021 and 2020

(E)   Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2021 and 2020

(F)   Consolidated Statements of Cash Flows - Years ended December 31, 2021 and 2020

(G)   Notes to the Consolidated Financial Statements

(H)   Reports of Independent Registered Public Accounting Firms (PCAOB ID 613)

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

3.2

Bylaws of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.1

Form of Common Stock Certificate of PB Bankshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.6*	Description of Registrant’s Securities
10.1

Employment Agreement by and between Presence Bank and Janak M. Amin, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.2

Change of Control Agreement by and between Presence Bank and Douglas L. Byers, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.3

Change of Control Agreement by and between Presence Bank and Larry Witt, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.4

Supplemental Executive Retirement Plan with Janak M. Amin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.5

Supplemental Executive Retirement Plan with Douglas L. Byers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.6

Supplemental Executive Retirement Plan with Larry Witt (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.7

Presence Bank Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on January 28, 2022)+

16

Letter from BDO USA, LLP with respect to change in accountants (incorporated by reference to Exhibit 16 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

21*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Annual Report on Form 10-K, formatted in iXBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

+Indicates management contract, compensatory plan or arrangement of the Company.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2022.

PB BANKSHARES, INC..

By:	/s/ Janak M. Amin
Janak M. Amin
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Janak M. Amin Janak M. Amin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2022

/s/ Lindsay S. Bixler Lindsay S. Bixler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022

/s/ Joseph W. Carroll Joseph W. Carroll	Chairman of the Board	March 25, 2022

/s/ Spencer J. Andress Spencer J. Andress	Director	March 25, 2022

/s/ Larry J. Constable Larry J. Constable	Director	March 25, 2022

/s/ Thomas R. Greenfield Thomas R. Greenfield	Director	March 25, 2022

/s/ John V. Pinno, III John V. Pinno, III	Director	March 25, 2022

/s/ Jane B. Tompkins Jane B. Tompkins	Director	March 25, 2022

/s/ M. Joye Wentz M. Joye Wentz	Director	March 25, 2022

/s/ R. Cheston Woolard R. Cheston Woolard	Director	March 25, 2022