Form 10-K/A
period 2021-12-31
PB Bankshares, Inc.
filed 2022-04-29
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021 originally filed on March 25, 2022 (the “Original Filing”) by PB Bankshares, Inc., a Maryland corporation (“PB Bankshares”). PB Bankshares is filing this Amendment to present the information required by Part III of Form 10-K as PB Bankshares will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and PB Bankshares has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors of PB Bankshares, Inc.

PB Bankshares has nine directors. Directors serve three-year staggered terms so that one-third of the board is elected at each annual meeting. The following table states our board members’ names, their ages as of December 31, 2021, the years when they began serving as a director of PB Bankshares (including service as a trustee of Presence Bank (formerly Prosper Bank) when it was a mutual savings bank) and when their current terms expire.

Name(1)	Position(s) Held With PB Bancshares	Age	Director Since	Current Term Expires

Joseph W. Carroll	Chairman of the Board	72	2013	2022
Janak M. Amin	President and Chief Executive Officer and Director	56	2019	2023
Spencer J. Andress	Director	72	2016	2024
Larry J. Constable	Director	58	2013	2023
Thomas R. Greenfield	Director	76	1997	2022
John V. Pinno, III	Director	69	1996	2023
Jane B. Tompkins	Director	69	2020	2024
M. Joye Wentz	Director	70	1995	2024
R. Cheston Woolard	Director	69	2016	2022

(1)	The mailing address for each person listed is 185 E. Lincoln Highway, Coatesville, Pennsylvania 19320.

Executive Officers of PB Bankshares and Presence Bank

The following table sets forth information regarding the executive officers of PB Bankshares and Presence Bank. Age information is as of December 31, 2021. The executive officers of PB Bankshares and Presence Bank are elected annually.

Name	Age	Position

Janak M. Amin	56	President, Chief Executive Officer and Director
Douglas L. Byers	46	Executive Vice President and Chief Banking Officer
Larry W. Witt	52	Executive Vice President and Chief Information and Operating Officer
Lindsay S. Bixler	38	Executive Vice President and Chief Financial Officer
William H. Sayre	60	Executive Vice President and Chief Credit and Chief Risk Officer

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the nominating and corporate governance committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Presence Bank. Unless otherwise indicated, directors and executive officers have held their positions as directors and executive officers of PB Bankshares or Presence Bank for the past five years.

Directors

Joseph W. Carroll has served as a Director of Presence Bank since 2013, PB Bankshares since inception in 2021 and as the Chairman of the Board since 2015. Mr. Carroll is a graduate of LaSalle College and Villanova School of Law. He was a member of the Chester County District Attorney’s Office for over 35 years in various capacities, including serving as Chester County District Attorney from 2002 until his retirement in 2012. He has been in private law practice since then. Mr. Carroll also served as Interim President of Presence Bank from January 2019 to September 2019. A lifelong resident of Chester County, Mr. Carroll has served on the boards of United Way of Chester County, The Crime Victim Center of Chester County and several other charitable organizations. Mr. Carroll’s business, legal and administrative experience and contacts in the local community are among his qualifications to serve as a director.

Janak M. Amin is the President, Chief Executive Officer and a director of Presence Bank and PB Bankshares. Mr. Amin leads the team at Presence Bank with values-driven principles that he has cultivated throughout two decades of executive leadership experience in the banking industry in Pennsylvania and Florida. Prior to joining Presence Bank, from 2018 to 2019, Mr. Amin served as Chief Executive Officer at LeTort Trust, an Independent Trust Company that provides personalized financial solutions to individuals, businesses and institutions. From 2016 to 2018, Mr. Amin served in various roles at Sunshine Bank, including most recently as Co-President. Mr. Amin served as a consultant to Sunshine Bank in 2015 and previously held the position of Market Chief Executive Officer for the Pennsylvania region for Susquehanna Bank from 2012 to 2014. Mr. Amin has also served in various executive positions at other financial institutions since 1997, including Tower Bancorp, Graystone Tower Bank, Graystone Financial, Sovereign Bank and Waypoint Bank. Mr. Amin is a graduate of Liverpool University (U.K.), obtained his MBA from The Pennsylvania State University and is a graduate of the Wharton School Advance Management Program. Mr. Amin currently serves on the board of the Chester County YMCA and has held board positions in community organizations such as Holy Spirit Hospital, Leukemia Society and been an active member of YPO. Mr. Amin provides the board with nearly 25 years of banking experience in the Pennsylvania market.

Spencer J. Andress is the founder and President of Comprehensive Planners, LTD, which provides land use planning and project management services to a wide variety of private and municipal clients. Mr. Andress is a U.S. Army veteran who retired with the rank of Chief Warrant Officer Five and earned his Bachelor of Science degree in Physics from Lincoln University. He has been active in the Oxford community, serving as a member of several organizations and in a number of elected and appointed local government positions. Mr. Andress is the brother-in-law to Mr. Pinno. Mr. Andress has served as a Director of Presence Bank since 2016, PB Bankshares since inception in 2021 and as the Vice Chairman of the Board since 2018. Mr. Andress’ business and financial experience and contacts in the local community are among his qualifications to serve as a director.

Larry J. Constable is a retired entrepreneur. In 1982, Mr. Constable founded L.C. Auto Body Inc. and sold the company in 2018. Mr. Constable graduated from Octorara High School and attended Delaware Community College. Mr. Constable has participated on advisory boards for the training of youth in the collision industry through CCIU/CAT Brandywine. In 2001, he helped to establish the Parkesburg POINT Youth Center. Mr. Constable has served as board chair and volunteered at the Parkesburg POINT Youth Center for eight years and currently volunteers teaching Sunday School, leading youth retreats, and heading up an after-school Good News Club. Mr. Constable has served as a Director of Presence Bank since 2013 and PB Bankshares since inception in 2021. Mr. Constable’s business experience and contacts in the local community are among his qualifications to serve as a director.

Thomas R. Greenfield is a retired businessman. Mr. Greenfield has worked in many industries over the course of his career, including steel, sales, real estate, and food services. Most recently, Mr. Greenfield was self-employed as the owner of an antique lamp refurbishing company. Mr. Greenfield attended the Valley Forge Military Academy and earned his Bachelor of Arts degree in Sociology from Tusculum College. His community involvement includes the Big Brothers Program, and Sadsburyville Township Supervisor and Planning Commission. Mr. Greenfield has served as a Director of Presence Bank since 1997 and PB Bankshares since inception in 2021. Mr. Greenfield’s business experience and contacts in the local community are among his qualifications to serve as a director.

John V. Pinno, III is the owner of Pinno Preowned Vehicles, which provides used cars to the Oxford, Pennsylvania community. He has spent his 51 year career in the automobile industry, with 27 years as a Pontiac-Buick dealer. Mr. Pinno sold his business in 2008, but continues to operate Pinno Preowned Vehicles at his former location in Oxford, Pennsylvania. Mr. Pinno is the brother-in-law to Mr. Andress. Mr. Pinno has served as a Director for Presence Bank since 1996 and PB Bankshares since inception in 2021. Mr. Pinno’s business experience and contacts in the local community are among his qualifications to serve as a director.

Jane B. Tompkins is a retired banking executive, having spent her entire career in the banking industry. She has worked for banks of all sizes, from super-regionals to small community institutions. Generally, she has focused on lending, credit analysis and approval, and overall bank risk. Now retired, her most recent position was Chief Risk Officer at Linkbank. From 2014 to 2018, she was the Chief Risk Officer at Sunshine Bank. She graduated with a Bachelor of Science degree from Elizabethtown College. Ms. Tompkins’ history of community service includes board positions with the Central Pennsylvania Food Bank, Harrisburg YWCA, Theatre Harrisburg, and the Humane Society of Harrisburg Area. Ms. Tompkins has served as a Director of Presence Bank since 2020 and PB Bankshares since inception in 2021. Ms. Tompkins’ extensive banking experience enhances our board’s risk management oversight and corporate governance.

M. Joye Wentz is a licensed funeral director and since 1986, has been the third-generation owner of Wentz Funeral Home, started by her grandfather in 1894. Ms. Wentz has a Bachelor’s degree in Psychology from the University of Delaware and a degree in Funeral Service from Northampton County Area Community College. Ms. Wentz is active in the community and is or has been a member and Secretary of the Rotary Club of Coatesville, the Strawberry Festival Steering Committee Advertising and Marketing Chair, and a member of the Coatesville Area Senior Center Board, Coatesville Area Partners for Progress, the Western Chester County Chamber of Commerce, and the Pennsylvania Funeral Directors Association. Ms. Wentz has served as a Director of Presence Bank since 1995 and PB Bankshares since inception in 2021. Ms. Wentz’s business experience and contacts in the local community are among her qualifications to serve as a director.

R. Cheston Woolard is the Senior Partner at Woolard, Krajnik, Masciangelo, LLP, a certified public accounting firm. He has spent his entire career in the accounting profession and has guided the firm from inception and six employees to present with over 25 employees. He earned his Bachelor of Science degree in Business Administration from Waynesburg University and his Master’s Degree in Accounting and Taxation from LaSalle University. He is a member of the American Institute of CPA’s, the Pennsylvania Institute of CPA’s, and the Affordable Housing Authority of Certified Public Accountants. He previously served the community in positions including Chairman of Municipal Services Commission for West Whiteland Township, Audit Committee Chairman and Director for Alliance Bank, and Professor of Auditing at West Chester University. Mr. Woolard has served as a Director of Presence Bank since 2016 and PB Bankshares since inception in 2021. Mr. Woolard’s diverse background and broad experience in public accounting enhances our board of directors’ oversight of financial reporting and disclosure issues, and he qualifies as an Audit Committee financial expert.

Executive Officers Who Are Not Directors

Douglas L. Byers is the Executive Vice President and Chief Banking Officer of Presence Bank. Mr. Byers is responsible for overseeing and nurturing customer relationships and helping guide the strategic growth of Presence Bank and its people. From 2017 to 2019, Mr. Byers was the Southcentral Market Executive and Senior Vice President at First Citizens Community Bank. From 2016 to 2017, Mr. Byers was the President and Chief Executive Officer of Hamilton Bancorp. Prior to that, he was the Commercial Lending Team Leader and Senior Vice President at Northwest Savings

Bank. From 2005 to 2015, Mr. Byers was the Cash Management Executive and Senior Vice President at Susquehanna Bank and banks acquired by Susquehanna. Mr. Byers earned his Bachelor of Arts degree in Business Administration from Millersville University and MBA from Lebanon Valley College. He also graduated from the American Bankers Association Stonier Graduate School of Banking with a Wharton Leadership Certificate. In addition, he completed the Certified Treasury Professional course at Villanova University. Mr. Byers serves on two non-profit boards in the Lancaster and Chester County areas and began a three-year term as a board member of the Pennsylvania Association of Community Bankers in 2021.

Larry W. Witt is the Executive Vice President, Chief Information and Chief Operating Officer of Presence Bank and PB Bankshares. Mr. Witt is responsible for developing and maintaining a robust and secure IT environment that ensures Presence Bank is meeting changing customer needs, from product and service development to process and experience improvements. Prior to joining Presence Bank in 2019, Mr. Witt was the First Vice President and Director of Technical Services at CenterState Bank, which acquired Sunshine Bank in 2018. Prior to CenterState Bank’s acquisition of Sunshine Bank, Mr. Witt was the Vice President of IT and Operations at Sunshine Bank from 2014 to 2018. Mr. Witt is a graduate of the University of South Florida with a degree in Information Technology and is a member of the ISACA Harrisburg chapter for IT professionals.

Lindsay S. Bixler is the Executive Vice President and Chief Financial Officer of Presence Bank and PB Bankshares. Ms. Bixler joined Presence Bank in May 2021 and became the Chief Financial Officer in June 2021 responsible for long-term strategic planning, financial analysis, budgeting, and overall accounting oversight. Ms. Bixler was a Senior Audit Manager at RKL, LLP from November 2015 until May 2021. In that position, Ms. Bixler was responsible for managing external and internal audits of financial institutions. She was previously a Senior Audit Manager at BDO LLP and a Manager at ParenteBeard LLP, where she worked on audits of financial institutions, including SEC registrants. Ms. Bixler is a certified public accountant and graduate from The Pennsylvania State University with a bachelor of science in accounting and minor in equine science. Ms. Bixler is active in the community and currently serves on a local not-for-profit board.

William H. Sayre is the Executive Vice President and Chief Credit and Chief Risk Officer of Presence Bank and PB Bankshares. Mr. Sayre joined Presence Bank in April 2022. Mr. Sayre is responsible for assessing and managing the risks facing the bank including credit, operational and compliance risks. Mr. Sayre has over 35 years of industry experience in a variety of lending, credit and operational roles. Mr. Sayre most recently served as the Chief Operating Officer and Chief Credit Officer for Atlantic Community Bankers Bank, having been employed there for the past 16 years. Mr. Sayre’s experience also includes senior lending and credit roles at Waypoint Bank and running the Corporate Banking division for PNC Bank in the Central Pennsylvania market. Mr. Sayre has a BA from Hamilton College and extensive post graduate course work in accounting at Villanova University.

Delinquent Section 16(a) Reports

Our common stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our executive officers and directors and beneficial owners of greater than 10% of our common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of our common stock to file a Form 3, 4, or 5 on a timely basis. Based on our review of ownership reports required to be filed during the year ended December 31, 2021, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file an ownership report on a timely basis.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at the Corporate Information page on our website at ir.presencebank.com under “Governance Documents.” Amendments to, and waivers from, the Code of Ethics will also be disclosed on our website.

Stockholder Nominating Procedures

The Board of Directors may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 185 E. Lincoln Highway, Coatesville, Pennsylvania 19320. The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Board of Directors. Stockholders who wish to recommend a nominee must write to the PB Bankshares’s Corporate Secretary and such communication must include:

●	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Board of Directors;

●	The name and address of the stockholder as they appear on the PB Bankshares’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

●	The class or series and number of shares of the PB Bankshares’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

●	A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

●	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

●	The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;

●	The candidate’s written consent to serve as a director;

●	A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on the PB Bankshares’s Board of Directors; and

●	Such other information regarding the candidate or the stockholder as would be required to be included in the PB Bankshares’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A.

To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders. If (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Corporate Secretary of PB Bankshares no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the Securities and Exchange Commission, or on a website maintained by PB Bankshares) of the date of the annual meeting is first made.

Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

Audit Committee

In 2021, the Audit Committee consisted of Mr. Woolard, Chairman, Ms. Wentz and Mr. Andress. The Audit Committee meets with the independent registered public accounting firm to review quarterly and annual filings, the results of the annual audit and other related matters. The Audit Committee met six times in 2021.  Each member of the Audit Committee is “independent” as defined in the listing standards of NASDAQ and SEC Rule 10A(m)-3.  The Board of Directors has determined that Mr. Woolard qualifies as an Audit Committee financial expert serving on the committee. Mr. Woolard meets the criteria including for independence established by the Securities and Exchange Commission and NASDAQ.

Item 11. Executive Compensation

Executive Officer Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, Janak M. Amin, Douglas L. Byers, who serves as our Executive Vice President and Chief Banking Officer and Larry W. Witt, who serves as our Executive Vice President, Chief Information and Operating Officer, for the year ended December 31, 2021. Each individual listed in the table below is referred to as a Named Executive Officer.

(1)
Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)(1)	Total ($)
Janak M. Amin President and Chief Executive Officer	2021 2020	220,000 220,000	91,500(2) —	— —	51,934 23,472	363,434 243,472
Douglas L. Byers Executive Vice President and Chief Banking Officer	2021 2020	180,000 180,000	52,000 —	— —	34,720 14,617	266,720 194,617
Larry W. Witt Executive Vice President, Chief Information and Operating Officer	2021 2020	150,000 150,000	38,000 —	— —	27,994 15,465	215,994 165,465

(1)	The compensation represented by the amounts for 2021 set forth in the All Other Compensation column for the Named Executive Officers is detailed in the following table.
(2)	Mr. Amin was approved by the board of directors for an additional $18,500 of bonus not included above, which he elected to provide to employees to reduce their health insurance premiums.

	401(k) Plan Contributions	ESOP Contributions (a)	SERP Contributions	Automobile Usage	Medical and Seminar Reimbursement	Total All Other Compensation

Janak M. Amin	$13,200	$15,669	$22,430	$635	$—	$51,934

Douglas L. Byers	$8,876	$12,820	$11,011	$—	$ 2,013	$34,720

Larry W. Witt	$8,135	$10,683	$9,176	$—	$—	$27,994

(a)	Based on PB Bankshares’s closing stock price of $13.59 on December 31, 2021.

Employment Agreement

Presence Bank has entered into an employment agreement with Mr. Amin. The employment agreement has an initial term of three years. The initial term of the employment agreement will extend automatically for one additional year on the anniversary of the effective date of the agreement, so that the remaining term is again three years, unless either Presence Bank or Mr. Amin give notice to the other of non-renewal. At least 30 days prior to the anniversary date of the employment agreement, the disinterested members of the board of directors of Presence Bank will conduct a comprehensive evaluation and review of Mr. Amin’s performance for purposes of determining whether to take action to not renew the employment agreement. Notwithstanding the foregoing, in the event PB Bankshares or Presence Bank enters into a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement would automatically extend so that it would expire no sooner than two years following the effective date of the change in control.

The employment agreement specifies Mr. Amin’s base salary, which initially will be $220,000. The board of directors of Presence Bank or the Compensation Committee may increase, but not decrease, Mr. Amin’s base salary. In addition to the base salary, the agreement provides that Mr. Amin will participate in any bonus plan or arrangement of Presence Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. Mr. Amin is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Presence Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with Presence Bank, including use of bank-owned or leased automobile.

Presence Bank may terminate Mr. Amin’s employment, or Mr. Amin may resign from his employment, at any time with or without good reason. In the event Presence Bank terminates Mr. Amin’s employment without cause or Mr. Amin voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Presence Bank will pay Mr. Amin severance payment equal to the base salary and bonuses (based on the highest bonus for the three most recently completed calendar years prior to his date of termination) he would have received during the remaining term of the employment agreement. In addition, Mr. Amin will receive a cash payment equal the value of twenty-four months of continued non-taxable medical and dental coverage substantially comparable to the coverage maintained for the executive and his dependents immediately prior to his termination.

If a qualifying termination event occurs at or within two years following a change in control of PB Bankshares or Presence Bank, Mr. Amin would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of (i) his base salary in effect as of the date of termination or immediately prior to the change in control, whichever is higher, and (ii) and highest annual cash bonus earned during by the executive for the calendar year in which the change in control occurs or for any of the three most recently completed calendar years prior to the change in control. In addition, Mr. Amin will receive a cash payment equal the value of twenty-four months of continued non-taxable medical and dental coverage substantially comparable to the coverage maintained for him and his dependents immediately prior to his termination. Presence Bank or its successor will make the payments to Mr. Amin in a lump sum within 30 days following his termination of employment.

The employment agreement terminates upon Mr. Amin’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), Mr. Amin will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

Change in Control Agreements

Presence Bank has entered into change in control agreements with Messrs. Byers and Witt. The change in control agreements have initial terms of two years. The term of each change in control agreement automatically extends for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again two years, unless either Presence Bank or the executive gives the other party a notice of non-renewal. Notwithstanding the foregoing, in the event PB Bankshares or Presence Bank enters into a transaction that would constitute a change in control, as defined under the agreements, the term of the agreements would automatically extend so that they would expire no sooner than two years following the effective date of the change in control.

In the event the Presence Bank (or its successor) terminate the executive’s employment (other than for cause) or the executive terminates his employment for “good reason,” in either case at or following a change in control of PB Bankshares or Presence Bank, the executive would be entitled to a severance payment equal to two times the sum of (i)

the executive’s base salary in effect as of the date of termination or immediately prior to the change in control, whichever is higher, and (ii) the highest annual bonus earned by the executive for the calendar year in which the change in control occurs or for the three most recently completed calendar years prior to the change in control. The severance benefit would be paid to the executive in a lump sum within 30 days following the executive’s date of termination. In addition, each executive would receive 12 monthly COBRA premium reimbursement payments to the extent the executive elects COBRA for continued health care coverage.

Supplemental Executive Retirement Plans

Presence Bank entered into Supplemental Executive Retirement Plans (“SERPs”) with each of Messrs. Amin, Byers and Witt in 2020. In 2021, Presence Bank credited a contribution equal to a percentage of the executive’s salary (25% in the case of Mr. Amin and 15% in the case of Messrs. Byers and Witt), plus an amount attributable to earnings on those amounts, to an account for the benefit of the executives under the SERPs. Each year, Presence Bank will continue to make the same contribution (based on the executive’s salary) to the executives’ accounts. The amounts credited to the executives’ accounts will earn an annual rate interest equal to two percent (2%), compounded monthly.

Each executive vests in his account under the SERP over a five-year period beginning January 1, 2020; at the rate of 20% per year. Each executive also becomes 100% vested in his account balance in the event of death, disability, a change in control or an involuntary termination of service prior to age 65. The benefits under the SERPs are normally paid upon a separation from service in 180 monthly installments. The benefit is also paid in 180 monthly installments upon the executive’s disability. If the executive dies prior to a separation from service, the executive’s beneficiary will receive the account balance, plus an amount equal to the contributions and earnings credited to the executive’s account over the preceding 24 months, in 180 monthly installments. If the executive dies after the benefit payments have commenced, the executive’s beneficiary will continue to receive the benefits at the same time and in the same amounts the benefits would have been paid to the executive had he survived. In the event of a change in control prior to the executive attaining age 65, the executive will receive a lump sum payment of the account balance plus an amount equal to the contributions and earnings credited to the executive’s account over the preceding 24 months. The executives will forfeit all benefits under the SERPs if their employment is terminated for cause.

Bonuses

The board of directors has the authority to award discretionary bonus payments to the Named Executive Officers.  While strict numerical formulas are not used to quantify the Named Executive Officers’ bonus payments, both company-wide and individually-based performance objectives are used to determine bonus payments.  Company-wide performance objectives focus on earnings, growth, expense control and asset quality, which are customary metrics used by similarly-situated financial institutions in measuring performance.  Individually-based performance objectives are determined based on the individual’s responsibilities and contributions to our successful operation.  Both the company-wide and individually-based performance objectives are evaluated by the board of directors on an annual basis and also as a trend of performance measured over the prior three years.  The board of directors also takes into consideration outside factors that impact our performance, such as national and local economic conditions, the interest rate environment, regulatory mandates and the level of competition in our primary market area.

Based on the foregoing, for the year ended December 31, 2021 paid in February 2022, bonuses for the Named Executive Officers ranged from 25% to 42% of their salary.

Benefit Plans

401(k) Plan. Presence Bank maintains the Presence Bank 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). The Named Executive Officers are eligible to participate in the 401(k) Plan just like any other employee. Employees who are 18 or older and have completed two consecutive months of service are eligible to participate in the 401(k) Plan.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2021, the salary deferral contribution limit is $19,500, provided, however, that a participant over age 50 may contribute an additional $6,500, for a total contribution of

$26,000. In addition to salary deferral contributions, Presence Bank may make during the plan year: (1) a discretionary matching contribution to each participant’s account based on a percentage of the participant’s salary deferral contribution; and/or (2) a profit-sharing contribution that would be allocated to each participant’s account pro-rata on the basis of each participant’s compensation relative to the aggregate compensation of all participants. For the year ended December 31, 2021, Presence Bank made a discretionary matching contribution of 100% of an employee’s contribution up to 3% of eligible compensation and 50% of an employee’s contribution for the next 2% of eligible compensation and a profit-sharing contribution equal to 2% of each participant’s eligible compensation. A participant is always 100% vested in his or her salary deferral contributions and employer matching contributions. However, a participant will vest in his or her employer profit sharing contributions at a rate of 100% after the completion of two years of credited service. The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options offered.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account beginning at normal retirement at age 65, qualified distribution at age 59½ (while employed with Presence Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of a lump sum payment or annuity or installment payments.

Employee Stock Ownership Plan. As part of the mutual to stock conversion, Presence Bank adopted the Presence Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Named Executive Officers are eligible to participate in the ESOP just like any other employee. Eligible employees who are employed as of January 1, 2021 became participants as of that date. Employees hired after January 1, 2021 who have attained age 21 will begin participation in the ESOP upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the ESOP, 222,180 shares of PB Bankshares common stock. The ESOP funded the stock purchase with a loan from PB Bankshares equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Presence Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP, if any, over the anticipated 20-year term of the loan. The interest rate for the ESOP loan is 3.25%.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the loan is repaid. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to the total aggregate compensation paid to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a five-year period. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Director Compensation

The following table sets forth for the year ended December 31, 2021 certain information as to the total remuneration we paid to our directors other than Janak M. Amin. Mr. Amin does not receive fees for serving as a director.

Director Compensation Table
Name	Fees earned or paid in cash ($)	All Other Compensation ($)(1)	Total ($)
Spencer J. Andress	27,000	―	27,000
Joseph W. Carroll	54,000	―	54,000
Larry J. Constable	27,000	―	27,000
Thomas R. Greenfield	27,000	―	27,000
John V. Pinno, III	27,000	―	27,000
Jane B. Tompkins	27,000	―	27,000
M. Joye Wentz	27,000	―	27,000
R. Cheston Woolard	27,000	―	27,000

(1)	For the year ended December 31, 2021, no director had perquisites, the aggregate value of which exceeded $10,000.

Director Fees

During the fiscal year ended December 31, 2021, each non-executive director was paid $2,250 monthly for service to the board. During the fiscal year ended December 31, 2021, the Chairman was paid $4,500 monthly for service to the board.

Each person who serves as a director of PB Bankshares also serves as a director of Presence Bank and earns fees only in his or her capacity as a board member of Presence Bank. .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of April 28, 2022, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.  The mailing address for each of our directors and executive officers is 185 E. Lincoln Highway, Coatesville, Pennsylvania 19320.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)	Percent of Shares of Common Stock Outstanding (2)

Persons Owning Greater than 5%
Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Directed Trustee for the Presence Bank Employee Stock Ownership Plan1013 Centre Road, Suite 300, Wilmington, Delaware 19805	222,180(3)	8.0%

Directors
Janak M. Amin	51,254(4)	1.8%
Spencer J. Andress	5,000	*
Joseph W. Carroll	40,000(5)	1.4%
Larry J. Constable	10,000(6)	*
Thomas R. Greenfield	10,000	*
John V. Pinno, III	2,000	*
Jane B. Tompkins	3,000	*
M. Joye Wentz	1,000	*
R. Cheston Woolard	12,000	*

Executive Officers who are not Directors
Douglas L. Byers	9,543(7)	*
Larry W. Witt	1,893(8)	*
Lindsay S. Bixler	—	*
William H. Sayre	—	*

All directors and executive officers as a group (13 persons)	145,690	5.2%

*Less than 1%.

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of PB Bankshares common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from April 28, 2022. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of PB Bankshares common stock.

(2)	Based on a total of 2,777,250 shares of common stock outstanding as of April 28, 2022.
(3)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2022.
(4)	Includes 50,001 shares of common stock held in an IRA for the benefit of Mr. Amin and 1,153 shares allocated to Mr. Amin as a participant in the ESOP.
(5)	Includes 10,000 shares of common stock held by Mr. Carroll’s spouse.
(6)	Includes 10,000 shares of common stock held by a Company controlled by Mr. Constable.
(7)	Includes 8,100 shares of common stock held in an IRA for the benefit of Mr. Byers and 943 shares allocated to Mr. Byers as a participant in the ESOP.
(8)	Includes 652 shares of common stock held in an IRA, 264 shares of common stock held in a Rollover IRA, 91 shares of common stock held in a Roth IRA for the benefit of Mr. Witt and 786 shares allocated to Mr. Witt as a participant in the ESOP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Presence Bank, to their executive officers and directors in compliance with federal banking regulations. The aggregate amount of our loans to our executive officers, directors and their related parties was $291,000 at December 31, 2021. At December 31, 2021, all of our loans to directors, executive officers and their related parties were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Presence Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2021, and were made in compliance with federal banking regulations.

Any transactions that would be required to be reported under this section of this Form 10-K must be reviewed by our audit committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no more favorable than those that would be available to us from an unrelated third party through an arms-length transaction.

Board Independence

The board of directors of PB Bankshares has determined that each of our directors, with the exception of President and Chief Executive Officer Janak M. Amin and Chairman Joseph W. Carroll, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Amin is not independent because he is one of our executive officers. Chairman Carroll is not independent because he was Presence Bank’s Interim President in 2019. In evaluating the independence of our independent directors, we found no transactions between Presence Bank and our independent directors that are not required to be reported under “—Transactions With Certain Related Persons,” above, and that had an impact on our determination as to the independence of our directors.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm for 2021 and 2020 was Yount, Hyde & Barbour, P.C. from Winchester, Virginia (PCAOB ID 613).

Audit Fees

Yount, Hyde & Barbour, P.C. billed us a total of $118,943 and $55,000 for 2021 and 2020, respectively, for professional services for the audit of PB Bankshares’s or Presence Bank’s annual consolidated financial statements, initial public offering fees and expenses and for limited review of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission, including out-of-pocket expenses.

Audit-Related Fees

There were no audit-related fees billed by Yount, Hyde & Barbour, P.C. during the years ended December 31, 2021 and 2020.

Tax Fees

There were no tax fees billed by Yount, Hyde & Barbour, P.C. during the years ended December 31, 2021 and 2020, respectively.

All Other Fees

There were no other fees billed by Yount, Hyde & Barbour, P.C. during the years ended December 31, 2021 and 2020.

The Audit Committee has considered whether the provision of non-audit services, which will relate primarily to tax services, is compatible with maintaining the independence of Yount, Hyde & Barbour, P.C. The Audit Committee concluded that performing such services does not affect the independence of Yount, Hyde & Barbour, P.C. in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of tax fees billed and paid during the years ended December 31, 2021 and 2020.

Part IV

Item 15. Exhibits and Financial Statement Schedules

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

4.6**	Description of Registrant’s Securities

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

21**	Subsidiaries of Registrant
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**

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

**Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022.

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Janak M. Amin
President and
Chief Executive Officer