Form 10-Q
period 2022-03-31
PB Bankshares, Inc.
filed 2022-05-16
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As Common Stock, $0.01 par value - 2,777,250 shares outstanding as of May 13, 2022.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$34,406	$15,508
Federal funds sold	20,291	11,256
Interest bearing deposits with banks	100	100

Cash and cash equivalents	54,797	26,864

Debt securities available-for-sale, at fair value	24,067	25,649
Equity securities, at fair value	811	849
Restricted stocks, at cost	1,695	884
Loans receivable, net of allowance for loan losses of $3,236 at March 31, 2022 and $3,145 at December 31, 2021	274,637	249,196
Premises and equipment, net	1,902	1,949
Deferred income taxes, net	1,145	945
Accrued interest receivable	1,032	852
Bank owned life insurance	7,357	7,313
Other assets	917	428

Total Assets	$368,360	$314,929

Liabilities and Stockholders' Equity

Liabilities
Deposits	$286,112	$251,130
Long-term borrowings	35,497	16,681
Accrued expenses and other liabilities	1,527	1,284

Total Liabilities	323,136	269,095

Commitments and contingencies

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,777,250 issued and outstanding at March 31, 2022 and December 31, 2021	28	28
Additional paid-in capital	26,176	26,176
Retained earnings	22,910	22,665
Unearned ESOP shares, 211,071 shares at March 31, 2022 and December 31, 2021	(2,753)	(2,753)
Accumulated other comprehensive loss	(1,137)	(282)

Total Stockholders' Equity	45,224	45,834

Total Liabilities and Stockholders' Equity	$368,360	$314,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Interest and Dividend Income
Loans, including fees	$2,703	$2,144
Securities	69	93
Other	12	6
Total Interest and Dividend Income	2,784	2,243

Interest Expense
Deposits	435	467
Borrowings	149	109
Total Interest Expense	584	576

Net interest income	2,200	1,667

Provision for Loan Losses	90	69

Net interest income after provision for loan losses	2,110	1,598

Noninterest Income
Service charges on deposit accounts	42	44
Loss on equity investments	(40)	(15)
Bank owned life insurance income	44	41
Debit card income	48	51
Other service charges	17	19
Other income	11	13
Total Noninterest Income	122	153

Noninterest Expenses
Salaries and employee benefits	981	917
Occupancy and equipment	150	153
Data and item processing	242	243
Advertising and marketing	22	11
Professional fees	167	86
Directors’ fees	61	61
FDIC insurance premiums	22	47
Pennsylvania shares tax	80	—
Debit card expenses	34	37
Other	173	141
Total Noninterest Expenses	1,932	1,696

Income before income tax expense	300	55

Income Tax Expense	55	4

Net Income	$245	$51
Earnings per common share - basic and diluted	$0.10	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net Income	$245	$51

Other Comprehensive Loss
Unrealized losses on debt securities available-for-sale:
Unrealized holding losses arising during period	(1,082)	(265)
Tax effect	227	54

Other comprehensive loss	(855)	(211)

Total Comprehensive Loss	$(610)	$(160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, January 1, 2021	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	51	—	—	51
Other comprehensive loss	—	—	—	—	(211)	(211)

Balance, March 31, 2021	$—	$—	$21,931	$—	$(122)	$21,809

Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	245	—	—	245
Other comprehensive loss	—	—	—	—	(855)	(855)

Balance, March 31, 2022	$28	$26,176	$22,910	$(2,753)	$(1,137)	$45,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities

Net income	$245	$51
Adjustments to reconcile change in net income to net cash used in operating activities:
Provision for loan losses	90	69
Depreciation and amortization	74	55
Net accretion of securities premiums and discounts	(5)	(11)
Deferred income tax expense (benefit)	27	(38)
Loss on equity securities	40	15
Deferred loan fees, net	(9)	(13)
Earnings on bank owned life insurance	(44)	(41)
Increase in accrued interest receivable and other assets	(437)	(505)
Decrease in accrued expenses and other liabilities	(4)	(60)

Net Cash Used in Operating Activities	(23)	(478)

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	—	(4,499)
Maturities, calls, and principal repayments	505	1,281
Dividends on equity securities reinvested	(2)	—
(Purchase) redemption of restricted stocks	(811)	148
Net increase in loans receivable	(25,522)	(12,870)
Purchases of premises and equipment	(12)	(16)

Net Cash Used in Investing Activities	(25,842)	(15,956)

Cash Flows from Financing Activities
Net increase in deposits	34,982	9,669
Advances of borrowings	19,000	—
Repayments of borrowings	(184)	(3,707)

Net Cash Provided by Financing Activities	53,798	5,962

Increase (Decrease) in cash and cash equivalents	27,933	(10,472)

Cash and Cash Equivalents, Beginning of Period	26,864	50,591

Cash and Cash Equivalents, End of Period	$54,797	$40,119

Supplementary Cash Flows Information
Interest paid	$570	$602
Right-to-use lease assets and liability	$247	$—
Income taxes	$—	$—

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on securities available-for-sale	$(1,082)	$(265)

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

The Conversion and Our Organizational Structure

On July 14, 2021, the Company completed its initial public offering and the mutual-to-stock conversion of the Bank. The Bank is now a wholly owned subsidiary of the Company. The shares of the Company’s common stock began trading on the Nasdaq Capital Market on July 15, 2021, under the ticker symbol “PBBK.”

The Company sold 2,777,250 shares of common stock at $10.00 per share for gross offering proceeds of $27,773,000. The Company’s Employee Stock Ownership Plan (the “ESOP”) purchased 8% or 222,180 shares of the Company’s common stock in the open market.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 and annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2022.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and estimation of fair values.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. An internal team has been formed and the Company hired a vendor to assist with expected credit loss projections.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company does not have any loans or other financial instruments that are directly or indirectly influenced by LIBOR.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2021. The Company has adopted ASU 2016-02 and the impact was not material to the consolidated financial statements. The implementation of ASU 2016-02 resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, January 1, 2022, which are related to the Company’s lease of premises and equipment used in operations.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,242	$—	$(1,335)	$19,907
Mortgage-backed securities	123	9	—	132
Collateralized mortgage obligations	4,141	3	(116)	4,028
Total available-for-sale debt securities	$25,506	$12	$(1,451)	24,067

Equity securities:
Mutual funds (fixed income)				$811

		Gross Unrealized	Gross Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,241	$—	$(421)	$20,820
Mortgage-backed securities	129	15	—	144
Collateralized mortgage obligations	4,637	54	(6)	4,685
Total available-for-sale debt securities	$26,007	$69	$(427)	25,649
Equity securities:
Mutual funds (fixed income)				$849

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$936	$(52)	$18,971	$(1,283)	$19,907	$(1,335)
Collateralized mortgage obligations	3,637	(116)	—	—	3,637	(116)

	$4,573	$(168)	$18,971	$(1,283)	$23,544	$(1,451)

December 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$19,113	$(379)	$1,707	$(42)	$20,820	$(421)
Collateralized mortgage obligations	879	(6)	—	—	879	(6)

	$19,992	$(385)	$1,707	$(42)	$21,699	$(427)

As of March 31, 2022 and December 31, 2021, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of March 31, 2022 and December 31, 2021.

At March 31, 2022, 47 agency bonds and 34 collateralized mortgage obligations were in an unrealized loss position. At December 31, 2021, 47 agency bonds and five collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of March 31, 2022, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2022.

There were no securities sold during the three months ended March 31, 2022 or March 31, 2021. The amortized cost and fair value of debt securities available-for-sale at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$—	$—	—%
Due one year through five years	21,242	19,907	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	123	132	4.24
Collateralized mortgage obligations	4,141	4,028	1.98

	$25,506	$24,067	0.86%

At March 31, 2022 and December 31, 2021, the Company had securities totaling $1,880,000 and $1,965,000, respectively, pledged to secure borrowings.

At March 31, 2022 and December 31, 2021, the Company had securities totaling $14,149,000 and $13,028,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Real estate:
One-to four-family residential	$106,182	$106,024
Commercial	139,843	118,266
Construction	17,573	13,751
Commercial and industrial	11,865	11,880
Consumer and other	3,033	3,038

	278,496	252,959
Deferred loan fees, net	(623)	(618)
Allowance for loan losses	(3,236)	(3,145)

	$274,637	$249,196

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2022 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of March 31, 2022 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(124)	$1,093	$—	$1,093
Commercial	1,357	—	—	349	1,706	—	1,706
Construction	194	—	—	(11)	183	18	165
Commercial and industrial	191	—	1	(77)	115	—	115
Consumer and other	33	—	—	(4)	29	—	29
Unallocated	153	—	—	(43)	110	—	110

	$3,145	$—	$1	$90	$3,236	$18	$3,218

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,182	$622	$105,560
Commercial	139,843	1,568	138,275
Construction	17,573	502	17,071
Commercial and industrial	11,865	—	11,865
Consumer	3,033	—	3,033

	$278,496	$2,692	$275,804

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended March 31, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(35)	$1,304	$—	$1,304
Commercial	1,033	—	—	(64)	969	7	962
Construction	121	—	—	(14)	107	50	57
Commercial and industrial	136	—	1	85	222	—	222
Consumer and other	37	—	—	—	37	—	37
Unallocated	188	—	—	97	285	—	285

	$2,854	$—	$1	$69	$2,924	$57	$2,867

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,024	$647	$105,377
Commercial	118,266	1,589	116,677
Construction	13,751	541	13,210
Commercial and industrial	11,880	—	11,880
Consumer	3,038	—	3,038

	$252,959	$2,777	$250,182

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2022 and for the three months ended March 31, 2022 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$622	$638	$—	$634	$5
Commercial	1,568	1,670	—	1,579	14
Construction	346	379	—	349	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	156	193	18	172	—
Total:
Real estate:
One- to four-family residential	$622	$638	$—	$634	$5
Commercial	1,568	1,670	—	1,579	14
Construction	502	572	18	521	—

The following table summarizes information in regard to impaired loans by loan portfolio class as of March 31, 2021 and for the three months ended March 31, 2021 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$1,535	$1,548	$—	$1,515	$13
Commercial	1,171	1,171	—	1,177	15
Construction	370	377	—	373	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	480	555	7	484	—
Construction	214	250	50	239	—
Total:
Real estate:
One- to four-family residential	$1,535	$1,548	$—	$1,515	$13
Commercial	1,651	1,726	7	1,661	15
Construction	584	627	50	612	—

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Real estate:
One- to four-family residential	$629	$659
Commercial	444	453
Construction	502	541

	$1,575	$1,653

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$104,460	$731	$991	$—	$106,182
Commercial	138,812	—	1,031	—	139,843
Construction	17,071	—	502	—	17,573
Commercial and industrial	11,865	—	—	—	11,865
Consumer and other	3,033	—	—	—	3,033

	$275,241	$731	$2,524	$—	$278,496

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$104,368	$625	$1,031	$—	$106,024
Commercial	117,220	—	1,046	—	118,266
Construction	13,210	—	541	—	13,751
Commercial and industrial	11,880	—	—	—	11,880
Consumer and other	3,038	—	—	—	3,038

	$249,716	$625	$2,618	$—	$252,959

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2022 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$252	$—	$450	$702	$105,480	$106,182	$110
Commercial	—	—	444	444	139,399	139,843	—
Construction	—	—	502	502	17,071	17,573	—
Commercial and industrial	—	—	—	—	11,865	11,865
Consumer and other	15	—	—	15	3,018	3,033	—

	$267	$—	$1,396	$1,663	$276,833	$278,496	$110

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$142	$46	$308	$496	$105,528	$106,024	$—
Commercial	—	—	453	453	117,813	118,266	—
Construction	—	—	541	541	13,210	13,751	—
Commercial and industrial	—	—	—	—	11,880	11,880
Consumer and other	—	—	—	—	3,038	3,038	—

	$142	$46	$1,302	$1,490	$251,469	$252,959	$—

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

No loans were modified during the three months ended March 31, 2022 and 2021 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. The commercial loan and construction loan troubled debt restructurings completed in 2017 were in default for the three months ended March 31, 2022 and 2021, the loans had a balance of $340,000 and $421,000 as of March 31, 2022 and March 31, 2021, respectively. Total troubled debt restructurings were $904,000 and $949,000 as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there was no other real estate owned. There was no real estate in process of foreclosure as of March 31, 2022 and December 31, 2021.

5. Leases

On January 1, 2022, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, which are related to the Company’s lease of premises used in operations.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases as of and for the period ending March 31, 2022 (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities	$16
Right-to-use assets	224
Lease liability	232
Weighted average remaining lease term	3.63	years
Weighted average discount rate	1.50%

Operating lease cost	$15
Short-term lease cost	0
Total lease costs	$15

Cash paid for amounts included in the measurement of lease liabilities	$16

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

March 31,
Lease payments due (in thousands)	2022

Nine months ending December 31, 2022	$48
Twelve months ending December 31, 2023	66
Twelve months ending December 31, 2024	64
Twelve months ending December 31, 2025	56
Twelve months ending December 31, 2026	4
Total undiscounted cash flows	$238
Discount	6
Lease Liability	232

6. Long-Term Borrowings

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 0.45% and 0.28% at March 31, 2022 and December 31, 2021 respectively. The Company had no outstanding borrowings under this line of credit at March 31, 2022 and December 31, 2021.

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, expiring on June 30, 2022. Interest on the line of credit is charged at 0.50%. The Company had no outstanding borrowings under this line of credit at March 31, 2022 and December 31, 2021. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at March 31, 2022 and December 31, 2021.

Maximum borrowing capacity with the FHLB was approximately $123,234,000 and $107,520,000 at March 31, 2022 and December 31, 2021, respectively. The Company has two unfunded letters of credit with FHLB for $10,200,000 at March 31, 2022 and one letter of credit with FHLB for $2,500,000 at December 31, 2021 that is pledged to secure public funds.

Borrowings from the FHLB at March 31, 2022 and December 31, 2021 consist of the following (dollars in thousands):

	March 31,		December 31,
	2022		2021
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78
2024	4,000	0.60	—	—
2026	3,166	1.32	—	—
2027	8,400	1.53	—	—
2032	3,250	1.83	—	—

	$35,497	1.87%	$16,681	2.45%

7. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Commitments to grant loans	$26,388	$24,756
Unfunded commitments under lines of credit	10,427	9,214
Standby letters of credit	2,556	3,213

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of March 31, 2022 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

9. Regulatory Matters

Bank and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2021 and March 31, 2022. In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

			To be Well Capitalized under
			Prompt Corrective Action
March 31, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$35,962	10.69%	$33,152	9.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	35,679	11.65%	$26,769	8.50%

10. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

March 31, 2022
Net income	$245

Weighted average common shares outstanding	2,777,250
Less: Average unearned ESOP shares	(211,071)

Average shares	$2,566,179

Basic and diluted earnings per share	$0.10

There were no shares outstanding for the three months ended March 31, 2021.

11. Fair Value of Financial Instruments

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2022, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $17,500. At December 31, 2021, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $50,000. Impaired loans are included in Loans Receivable in the table below.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,907	$—	$19,907	$—
Mortgage-backed securities	132	—	132	—
Collateralized mortgage obligations	4,028	—	4,028	—
Mutual funds	811	811	—	—

	$24,878	$811	$24,067	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,820	$—	$20,820	$—
Mortgage-backed securities	144	—	144	—
Collateralized mortgage obligations	4,685	—	4,685	—
Mutual funds	849	849	—	—

	$26,498	$849	$25,649	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	61.5% - 61.5% (61.5%)

December 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	54.0% - 54.0% (54.0%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$54,797	$54,797	$26,864	$26,864
Debt securities - available-for-sale	2	24,067	24,067	25,649	25,649
Equity securities	1	811	811	849	849
Restricted stocks	2	1,695	1,695	884	884
Loans, net	3	274,637	280,008	249,196	253,558
Accrued interest receivable	1	1,032	1,032	852	852
Bank owned life insurance	2	7,357	7,357	7,313	7,313

Financial liabilities:
Demand deposits, savings, and money market	1	192,306	192,306	174,203	174,203
Certificates of deposit	2	93,806	94,227	76,927	77,291
Long-Term borrowings	2	35,497	35,489	16,681	16,872
Accrued interest payable	1	209	209	195	195

12. Noninterest Revenues

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three  months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
Noninterest income	2022	2021
In scope of Topic 606 Service charges on deposit accounts	$42	44
Debit card income	48	51
Other service charges	17	19
Other noninterest income	11	13
Noninterest income (in scope for Topic 606)	118	127
Noninterest income (out of scope for Topic 606)	4	26
Total noninterest income	$122	$153

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding the Company and Bank provided in this Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 and annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2022.

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

•

inflation and changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	technological changes that may be more difficult or expensive than expected;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from a low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to increase our consolidated assets by $53.4 million, or 17.0%, from $314.9 million at December 31, 2021 to $368.4 million at March 31, 2022 and increase our deposits by $35.0 million, or 13.9%, from $251.1 million at December 31, 2021 to $286.1 million at March 31, 2022.

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

For the three months ended March 31, 2022, we reported net income of $245,000 compared to net income of $51,000 for the three months ended March 31, 2021. The period over period increase in earnings of $194,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses and income tax expense.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has impacted the level of economic activity in our market area. In response to the pandemic, the governments of the Commonwealth of Pennsylvania and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. As of March 31, 2022, most of these restrictions have been removed and many businesses have been allowed to re-open.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021. The PPP program ended in May 2021. As of March 31, 2022, all PPP loans originated by the Company have been fully forgiven. $28,000 and $-0- of loan income (interest and fees) for PPP loans was recognized for the three months ended March 31, 2022 and 2021, respectively.

We implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act and COVID-19 related legislation, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S.

GAAP through January 1, 2022. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

As of March 31, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets. Total assets increased $53.4 million to $368.4 million at March 31, 2022 from $314.9 million at December 31, 2021. The increase in assets was primarily due to increases in net loans receivable and cash and cash equivalents.

Growth was driven by loan growth and liquidity to fund future loan growth. Gross loans increased $25.5 million to $278.5 million at March 31, 2022 from December 31, 2021, primarily due to growth in the commercial real estate and construction portfolios. Debt securities available-for-sale decreased $1.5 million to $24.1 million at March 31, 2022 from $25.6 million at December 31, 2021, primarily due to a combination of a decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first quarter of 2022 and principal repayments on mortgage-backed securities.

Net loans receivable increased $25.4 million, or 10.2%, to $274.6 million at March 31, 2022 from $249.2 million at December 31, 2021 primarily due to increases in commercial real estate and construction loans. Commercial real estate loans increased $21.6 million, or 18.2%, to $139.8 million at March 31, 2022 from $118.3 million at December 31, 2021. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Construction loans increased $3.8 million, or 27.8%, to $17.6 million at March 31, 2022 from $13.8 million at December 31, 2021 primarily due to new construction loans and to a lesser extent draws on existing commitments. One-to four-family residential real estate loans increased $158,000, or 0.1%, to $106.2 million at March 31, 2022 from $106.0 million at December 31, 2021. All PPP loans were fully forgiven at March 31, 2022, previously classified as commercial and industrial loans.

Debt securities available-for-sale decreased $1.5 million, or 6.2%, to $24.1 million at March 31, 2022 from $25.6 million at December 31, 2021 due to a $1.1 million decrease in the fair market value of debt securities available for sale due to the increase in market interest rates during the quarter and $505,000 of principal repayments on mortgage-backed securities.

Cash and cash equivalents increased by $27.9 million, or 104.0%, to $54.8 million at March 31, 2022 from $26.9 million at December 31, 2021 due to securing liquidity in the rising interest rate environment to fund future loan originations.

Deposits and borrowings. Total deposits increased $35.0 million, or 13.9%, to $286.1 million at March 31, 2022 from $251.1 million at December 31, 2021. The increase in our deposits reflected a $16.9 million increase in certificates of deposit, a $12.5 million increase in money market accounts, a $3.4 million increase in interest-bearing demand accounts,  a $2.6 million increase in interest-bearing demand deposits, partially offset by a $288,000 decrease in savings accounts. The increase in certificates of deposit was due to offering a deposit special and increasing listing service deposits. Money market and demand deposit accounts increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The slight decrease in savings accounts was attributable to movement of funds into other deposit products.

Total borrowings from the Federal Home Loan Bank of Pittsburgh increased $18.8 million, or 112.6%, to $35.5 million at March 31, 2022 from $16.7 million at December 31, 2021 due to additional advances to fund future loan originations.

Stockholders’ Equity. Stockholders’ equity decreased $610,000, or 1.3%, to $45.2 million at March 31, 2022 from $45.8 million at December 31, 2021. The decrease was due to an increase of $855,000 in accumulated other comprehensive loss as a result of a decrease in the fair market value of our debt securities available-for-sale year to date 2022, partially offset by first quarter net income of $245,000.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

General. Net income increased $194,000 or 380.4%, to $245,000 for the three months ended March 31, 2022 from $51,000 for the three months ended March 31, 2021. The $194,000 period over period increase in earnings was attributable to a $541,000 increase in interest and dividend income, partially offset by a $236,000 increase in noninterest expenses, a $51,000 increase in income tax expense, a $31,000 decrease in noninterest income, a $21,000 increase in the provision for loan losses and a $8,000 increase in interest expense.

Interest and dividend income. Total interest and dividend income increased $541,000, or 24.1%, to $2.8 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. The increase in interest and dividend income was the result of a $67.7 million increase period over period in the average balance of interest-earning assets, driven by a $70.2 million increase in average loan balances, partially offset by a decrease in the average balance of debt and equity securities available for sale of $2.3 million.

Interest income on loans, including fees, increased $559,000, or 26.1%, to $2.7 million for the three months ended March 31, 2022 as compared to $2.1 million for the three months ended March 31, 2021, reflecting an increase in the average balance of loans to $264.9 million for the three months ended March 31, 2022 from $194.6 million for the three months ended March 31, 2021 and an 19 basis points decrease in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate and construction loans reflecting our strategy to grow commercial lending. The average yield on loans decreased to 4.12% for the three months ended March 31, 2022 from 4.41% for the three months ended March 31, 2021, as a result of the low interest rate environment. The three months ended March 31, 2022 included $28,000 of PPP loan income from interest and net fees.

Interest income on securities and restricted stocks decreased $24,000, or 25.8%, to $69,000 for the three months ended March 31, 2022 from $93,000 for the three months ended March 31, 2021. The decrease in interest income on debt and equity securities available for sale was due to a decrease in the average balance of debt and equity securities available for sale of $2.3 million, or 7.99%, to $26.0 million for the three months ended March 31, 2022 from $28.3 million for the three months ended March 31, 2021, and a 19 basis points decrease in the average yield on debt and equity securities available for sale to 0.93% for the three months ended March 31, 2022 from 1.12% for the three months ended March 31, 2021. The decrease in the average balance of debt and equity securities available for sale was primarily due to the decrease in market value. The average yield on debt and equity securities available for sale decreased due to calls of higher-yielding securities which were replaced by significantly lower-yielding investment securities purchased in 2021. Restricted stocks income is also included in the interest income on securities. Restricted stock income decreased $4,000 for the three months ended March 31, 2022 from the three months ended March 31, 2021 due to a 332 basis points decrease in the average yield on restricted stocks to 2.63% for the three months ended March 31, 2022 from 5.95% for the three months ended March 31, 2021. The decrease in yield on restricted stock is due to the Federal Home Loan Bank dividend being paid in arrears and the average balance increasing $507,000, or 53.71%, to $1.5 million for the three months ended March 31, 2022 from $1.0 million for the three months ended March 31, 2021.

Interest income on cash and cash equivalents increased $6,000, or 100.0%, to $12,000 for the three months ended March 31, 2022, from $6,000 for the three months ended March 31, 2021. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of five basis points to 0.11% for the three months ended March 31, 2022 from 0.06% for the three months ended March 31, 2021. The decrease in the average balance of cash and cash equivalents of $762,000, or 1.8%, to $42.7 million for the three months ended March 31, 2022 from $43.4 million for the three months ended March 31, 2021 was due to using liquidity to fund loan growth.

Interest expense. Interest expense increased $8,000, or 1.4%, to $584,000 for the three months ended March 31, 2022 20from $576,000 for the three months ended March 31, 2021 as a result of an increase in interest expense on borrowings, partially offset by the decrease in the interest expense on deposits. The increase was due to an increase in the average balances of interest-bearing liabilities of $41.0 million to $273.0 million for the three months ended March 31, 2022 from $232.0 million for the three months ended March 31, 2021, partially offset by a 13 basis points decrease in the average cost of interest-bearing liabilities from 0.99% for the three months ended March 31, 2021 to 0.86% for the three months ended March 31, 2022.

Interest expense on deposits decreased $32,000, or 6.9%, to $435,000 for the three months ended March 31, 2022 from $467,000 for the three months ended March 31, 2021 as a result of a 14 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 19 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.40% for the three months ended March 31, 2022 from 1.59% for the three months ended March 31, 2021. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts decreased by four basis points to 0.36% for the three months ended March 31, 2022 from 0.40% for the three months ended March 31, 2021, partially offset by the increase in the average balance of interest-bearing transaction accounts of $28.6 million to $157.0 million for the three months ended March 31, 2022 from $128.4 million for the three months ended March 31, 2021.  The weighted average rate paid on deposits, including non-interest bearing deposits, decreased 15 basis points to 0.66% for the three months ended March 31, 2022 from 0.81% for the three months ended March 31, 2021 as a result of replacing new certificates of deposit upon the maturing of existing certificates of deposit at lower rates. The increase in the average balance of our transaction accounts primarily reflected management’s focus on increasing the commercial deposit accounts of its customers in 2022.

Interest expense on Federal Home Loan Bank borrowings increased $40,000, or 36.7%, to $149,000 for the three months ended March 31, 2022 from $109,000 for the three months ended March 31, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by a $12.6 million increase in our average balance of Federal Home Loan Bank borrowings to $30.4 million for the three months ended March 31, 2022 compared to $17.9 million for the three months ended March 31, 2021 as a result of increasing our liquidity in the rising rate environment, partially offset by a decrease in the average cost of these funds of 48 basis points to 1.96% for the three months ended March 31, 2022 from 2.44% for the three months ended March 31, 2021 as lower cost borrowings were purchased in the first quarter of 2022.

Net interest income. Net interest income increased $533,000, or 32.0%, to $2.2 million for the three months ended March 31, 2022 as compared to $1.7 million for the three months ended March 31, 2021. The increase in net interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the increase in interest income on loans and a decrease in interest expense on deposits. Average net interest-earning assets increased by $26.8 million to $62.0 million for the three months ended March 31, 2022 from $35.2 million for the three months ended March 31, 2021. Our net interest margin increased 17 basis points to 2.66% for the three months ended March 31, 2022 from 2.49% for the three months ended March 31, 2021. Our net interest rate spread increased 13 basis points to 2.50% for the three months ended March 31, 2022 from 2.37% for the three months ended March 31, 2021.

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

Based on our evaluation of the above factors, we recorded a $90,000 provision for loan losses for the three months ended March 31, 2022 compared to a $69,000 provision for loan losses for the three months ended March 31, 2021. The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the current year driven by no charge- offs in 2021 and no charge-offs to date in 2022. The allowance for loan losses was $3.2 million, or 1.16%, of loans outstanding at March 31, 2022 and $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2022.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$42	$44	$(2)	(4.5)%
Loss on equity investments	(40)	(15)	(25)	166.7
Bank owned life insurance income	44	41	3	7.3
Debit card income	48	51	(3)	(5.9)
Other service charges	17	19	(2)	(10.5)
Other income	11	13	(2)	(15.4)
Total noninterest income	$122	$153	$(31)	(20.3)%

Noninterest income decreased by $31,000, or 20.3%, to $122,000 for the three months ended March 31, 2022 from $153,000 for the three months ended March 31, 2021. The decrease in noninterest income resulted primarily from an increase in the loss on equity investments. The loss on equity investments increased $25,000 as a result of the decrease in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$981	$917	$64	7.0%
Occupancy and equipment	150	153	(3)	(2.0)
Data and item processing	242	243	(1)	(0.4)
Advertising and marketing	22	11	11	100.0
Professional fees	167	86	81	94.2
Directors’ fees	61	61	—	—
FDIC insurance premiums	22	47	(25)	(53.2)
Pennsylvania shares tax	80	—	80	100.0
Debit card expenses	34	37	(3)	(8.1)
Other	173	141	32	22.7
Total noninterest expenses	$1,932	$1,696	$236	13.9%

Noninterest expenses increased $236,000, or 13.9%, to $1.9 million for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021. The increase in noninterest expenses was primarily the result of increases in professional fees of $81,000, Pennsylvania shares tax of $80,000, salaries and employee benefits expense of $64,000 and other expense of $32,000, partially offset by a decrease in FDIC insurance premiums of $25,000. Professional fees increased $81,000 primarily due to ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. Pennsylvania shares tax increased $80,000 due to the Bank being subject to the tax as part of the mutual to stock conversion. Salaries and employee benefits expense increased $64,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff and annual salary increases. Other expense increased $32,000 primarily due to an increase in travel, educational and training expenses as a result of more COVID-19 restrictions being lifted and an increase in insurance premiums compared to the prior period. FDIC insurance premiums decreased $25,000 due to the decrease in the FDIC quarterly multiplier when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021.

Income tax expense. Income tax expense increased $51,000, to $55,000 for the three months ended March 31, 2022 from $4,000 for the three months ended March 31, 2021. The effective tax rates were 18.3% and 7.3% for the three month periods ended March 31, 2022 and 2021, respectively. The increase in income tax expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $69,000 and $55,000 for the three months ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$264,856	$2,703	4.12%	$194,611	$2,144	4.41%
Debt and equity securities available for sale	26,007	59	0.93%	28,265	79	1.12%
Restricted stocks	1,451	10	2.63%	944	14	5.95%
Cash and cash equivalents	42,676	12	0.11%	43,438	6	0.06%
Total interest-earning assets	334,990	2,784	3.36%	267,258	2,243	3.36%
Noninterest-earning assets	8,943			8,657
Total assets	$343,933			$275,915

Interest-bearing liabilities:
Interest-bearing demand deposits	$72,342	51	0.28%	$64,652	51	0.32%
Savings deposits	21,906	19	0.35%	18,895	16	0.33%
Money market deposits	62,757	70	0.45%	44,879	59	0.52%
Certificates of deposit	85,551	295	1.40%	85,719	341	1.59%
Total interest-bearing deposits	242,556	435	0.73%	214,145	467	0.87%
Long-term borrowings	30,444	149	1.96%	17,887	109	2.44%
Total interest-bearing liabilities	273,000	584	0.86%	232,032	576	0.99%
Noninterest-bearing demand deposits	23,882			20,602
Other noninterest-bearing liabilities	1,122			1,223
Total liabilities	298,004			253,857
Stockholders' equity	45,929			22,058
Total liabilities and stockholders' equity	$343,933			275,915
Net interest income		$2,200			$1,667
Net interest rate spread (1)			2.50%			2.37%
Net interest-earning assets (2)	$61,990			$35,226
Net interest margin (3)			2.66%			2.49%
Average interest-earning assets to interest-bearing liabilities	122.71%			115.18%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended
	March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$3,098	$(2,539)	$559
Debt and equity securities available for sale	(25)	5	(20)
Restricted stocks	30	(34)	(4)
Cash and cash equivalents	—	6	6
Total interest-earning assets	3,103	(2,562)	541

Interest-bearing liabilities:
Interest-bearing demand deposits	25	(25)	—
Savings deposits	10	(7)	3
Money market deposits	93	(82)	11
Certificates of deposit	(3)	(43)	(46)
Total deposits	125	(157)	(32)
Borrowings	306	(266)	40
Total interest-bearing liabilities	431	(423)	8
Change in net interest income	$2,672	$(2,139)	$533

Non-Performing Assets and Allowance for Loan Losses

Non-performing loans. Loans are reviewed on a weekly basis by management and again by our credit committee on a monthly basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across our loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings. As of March 31, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at March 31, 2022 or as of December 31, 2021.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $340,000 and $379,000 as of March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$629	$659
Commercial	444	453
Construction	502	541
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,575	1,653

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	110	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	110	—
Total non-performing loans	$1,685	$1,653
Foreclosed assets	—	—
Total non-performing assets	$1,685	$1,653

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	184	190
Construction	156	189
Commercial and industrial	—	—
Consumer	—	—
Total	$340	$379

Total accruing troubled debt restructured loans	$564	$570
Total non-performing loans to total loans	0.61%	0.65%
Total non-accrual loans to total loans	0.57%	0.65%
Total non-performing assets to total assets	0.46%	0.52%

Non-performing loans were $1.7 million, or 0.61% of total loans, at March 31, 2022 and $1.7 million, or 0.65% of total loans, at December 31, 2021. During the three months ended March 31, 2022, payments on non-accrual loans were offset by a loan becoming greater than 90 days and still accruing that is well secured and in the process of collection.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,145	$2,854
Provision for loan losses	90	69
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total charge-offs	—	—

Recoveries:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	1	1
Consumer	—	—
Total recoveries	1	1

Net (charge-offs) recoveries	1	1

Allowance at end of period	$3,236	$2,924

Allowance to non-accrual loans	205.46%	124.69%
Allowance to total loans outstanding at the end of the period	1.16%	1.45%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%

The provision for loan losses increased $21,000, or 30.4%, to $90,000 for the three months ended March 31, 2022 from $69,000 for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was due to loan growth. We have seen a decrease in historical loss factors driven by no charge-offs in 2021 and no charge-offs to date in 2022.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At March 31, 2022, we had the ability to borrow approximately $123.2 million from the Federal Home Loan Bank of Pittsburgh, of which $35.5 million had been advanced in addition to $10.2 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at March 31, 2022, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at March 31, 2022. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the three months ended March 31, 2022 or 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the three months ended March 31, 2022 and 2021, our liquidity ratio averaged 39.8% and 22.7%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $54.8 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.1 million at March 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2022, totaled $39.8 million, or 42.4% of our certificates of deposit, and 13.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At March 31, 2022, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See Note 8 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding commitments to originate loans of $26.4 million, unused lines of credit totaling $10.4 million and $2.6 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $39.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended March 31, 2022.

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

Date: May 16, 2022

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)