Form 10-Q
period 2022-06-30
PB Bankshares, Inc.
filed 2022-08-12
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As Common Stock, $0.01 par value - 2,777,250 shares outstanding as of August 11, 2022.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$40,404	$15,508
Federal funds sold	4,933	11,256
Interest bearing deposits with banks	100	100

Cash and cash equivalents	45,437	26,864

Debt securities available-for-sale, at fair value	43,049	25,649
Equity securities, at fair value	787	849
Restricted stocks, at cost	1,979	884
Loans receivable, net of allowance for loan losses of $3,439 at June 30, 2022 and $3,145 at December 31, 2021	291,680	249,196
Premises and equipment, net	1,858	1,949
Deferred income taxes, net	1,335	945
Accrued interest receivable	1,129	852
Bank owned life insurance	7,400	7,313
Other assets	1,413	428

Total Assets	$396,067	$314,929

Liabilities and Stockholders' Equity

Liabilities
Deposits	$309,013	$251,130
Long-term borrowings	40,220	16,681
Accrued expenses and other liabilities	1,673	1,284

Total Liabilities	350,906	269,095

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,777,250 issued and outstanding at June 30, 2022 and December 31, 2021	28	28
Additional paid-in capital	26,176	26,176
Retained earnings	23,257	22,665
Unearned ESOP shares, 211,071 shares at June 30, 2022 and December 31, 2021	(2,753)	(2,753)
Accumulated other comprehensive loss	(1,547)	(282)

Total Stockholders' Equity	45,161	45,834

Total Liabilities and Stockholders' Equity	$396,067	$314,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Loans, including fees	$2,950	$2,385	$5,653	$4,529
Securities	112	85	181	178
Other	89	5	101	11
Total Interest and Dividend Income	3,151	2,475	5,935	4,718

Interest Expense
Deposits	474	447	909	914
Borrowings	184	104	333	213
Total Interest Expense	658	551	1,242	1,127

Net interest income	2,493	1,924	4,693	3,591

Provision for Loan Losses	203	69	293	138

Net interest income after provision for loan losses	2,290	1,855	4,400	3,453

Noninterest Income
Service charges on deposit accounts	54	47	96	91
(Loss) gain on equity investments	(27)	1	(67)	(14)
Bank owned life insurance income	43	44	87	85
Debit card income	50	63	98	114
Other service charges	19	28	36	47
Other income	8	15	19	28
Total Noninterest Income	147	198	269	351

Noninterest Expenses
Salaries and employee benefits	1,059	897	2,040	1,814
Occupancy and equipment	168	135	318	288
Data and item processing	251	244	493	487
Advertising and marketing	25	17	47	28
Professional fees	150	84	317	170
Directors’ fees	61	61	122	122
FDIC insurance premiums	16	57	38	104
Pennsylvania shares tax	83	—	163	—
Debit card expenses	35	36	69	73
Other	161	180	334	321
Total Noninterest Expenses	2,009	1,711	3,941	3,407

Income before income tax expense	428	342	728	397

Income Tax Expense	81	63	136	67

Net Income	$347	$279	$592	$330
Earnings per common share - basic and diluted	$0.14	N/A	$0.23	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$347	$279	$592	$330

Other Comprehensive Loss
Unrealized losses on debt securities available-for-sale:
Unrealized holding losses arising during period	(519)	(82)	(1,601)	(347)
Tax effect	109	18	336	72

Other comprehensive loss	(410)	(64)	(1,265)	(275)

Total Comprehensive (Loss) Income	$(63)	$215	$(673)	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, April 1, 2021	$—	$—	$21,931	$—	$(122)	$21,809

Net income	—	—	279	—	—	279
Other comprehensive loss	—	—	—	—	(64)	(64)

Balance, June 30, 2021	$—	$—	$22,210	$—	$(186)	$22,024

Balance, April 1, 2022	$28	$26,176	22,910	$(2,753)	$(1,137)	$45,224

Net income	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	(410)	(410)

Balance, June 30, 2022	$28	$26,176	$23,257	$(2,753)	$(1,547)	$45,161

Balance, January 1, 2021	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	330	—	—	330
Other comprehensive loss	—	—	—	—	(275)	(275)

Balance, June 30, 2021	$—	$—	$22,210	$—	$(186)	$22,024

Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	592	—	—	592
Other comprehensive loss	—	—	—	—	(1,265)	(1,265)

Balance, June 30, 2022	$28	$26,176	$23,257	$(2,753)	$(1,547)	$45,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities

Net income	$592	$330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	293	138
Depreciation and amortization	147	116
Gain on disposal of premises and equipment	—	(4)
Net accretion of securities premiums and discounts	(40)	(18)
Deferred income tax benefit	(54)	(152)
Loss on equity securities	67	14
Deferred loan fees, net	33	287
Earnings on bank owned life insurance	(87)	(85)
Increase in accrued interest receivable and other assets	(1,047)	(615)
Increase (decrease) in accrued expenses and other liabilities	142	(40)

Net Cash Provided by (Used in) Operating Activities	46	(29)

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(19,853)	(4,998)
Maturities, calls, and principal repayments	892	2,745
Dividends on equity securities reinvested	(5)	(6)
(Purchase) redemption of restricted stocks	(1,095)	157
Purchase of additional Bank owned life insurance	—	(500)
Net increase in loans receivable	(42,810)	(35,783)
Purchases of premises and equipment	(24)	(19)

Net Cash Used in Investing Activities	(62,895)	(38,404)

Cash Flows from Financing Activities
Net increase in deposits	57,883	15,221
Stock subscription proceeds	—	60,234
Advances of borrowings	24,000	1,633
Repayments of borrowings	(461)	(3,803)

Net Cash Provided by Financing Activities	81,422	73,285

Increase in cash and cash equivalents	18,573	34,852

Cash and Cash Equivalents, Beginning of Period	26,864	50,591

Cash and Cash Equivalents, End of Period	$45,437	$85,443

Supplementary Cash Flows Information
Interest paid	$1,226	$1,178
Right-to-use lease assets and liability	$247	$—
Income taxes paid	$79	$—

Supplementary Non-Cash Flows Information
Unrealized loss on securities available-for-sale	$(1,601)	$(347)

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 and annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2022.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. An internal team has been formed and the Company hired a vendor to assist with expected credit loss projections. The internal team has begun training with the vendor, preparing to run parallel calculations.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not have any loans or other financial instruments that are directly or indirectly influenced by LIBOR.

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

Recently Adopted Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-

public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2021. The Company has adopted ASU 2016-02 and the impact was not material to the consolidated financial statements. The implementation of ASU 2016-02 resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, January 1, 2022, which are related to the Company’s lease of premises and equipment used in operations.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
June 30, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,242	$—	$(1,701)	$19,541
Treasury securities	19,886	—	(66)	19,820
Mortgage-backed securities	116	5	—	121
Collateralized mortgage obligations	3,764	—	(197)	3,567
Total available-for-sale debt securities	$45,008	$5	$(1,964)	43,049

Equity securities:
Mutual funds (fixed income)				$787

		Gross Unrealized	Gross Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,241	$—	$(421)	$20,820
Mortgage-backed securities	129	15	—	144
Collateralized mortgage obligations	4,637	54	(6)	4,685
Total available-for-sale debt securities	$26,007	$69	$(427)	25,649
Equity securities:
Mutual funds (fixed income)				$849

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$449	$(38)	$19,092	$(1,663)	$19,541	$(1,701)
Treasury securities	19,820	(66)	—	—	19,820	(66)
Collateralized mortgage obligations	3,567	(197)	—	—	3,567	(197)

	$23,836	$(301)	$19,092	$(1,663)	$42,928	$(1,964)

December 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$19,113	$(379)	$1,707	$(42)	$20,820	$(421)
Collateralized mortgage obligations	879	(6)	—	—	879	(6)

	$19,992	$(385)	$1,707	$(42)	$21,699	$(427)

As of June 30, 2022 and December 31, 2021, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of June 30, 2022 and December 31, 2021.

At June 30, 2022, 47 agency bonds, three treasury securities and 37 collateralized mortgage obligations were in an unrealized loss position. At December 31, 2021, 47 agency bonds and five collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of June 30, 2022, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2022.

There were no securities sold during the three or six months ended June 30, 2022 or June 30, 2021. The amortized cost and fair value of debt securities available-for-sale at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$19,886	$19,820	1.47%
Due one year through five years	21,242	19,541	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	116	121	4.37
Collateralized mortgage obligations	3,764	3,567	1.96

	$45,008	$43,049	1.12%

At June 30, 2022 and December 31, 2021, the Company had securities totaling $1,848,000 and $1,965,000, respectively, pledged to secure borrowings.

At June 30, 2022 and December 31, 2021, the Company had securities totaling $25,202,000 and $13,028,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Real estate:
One-to four-family residential	$109,618	$106,024
Commercial	149,594	118,266
Construction	22,303	13,751
Commercial and industrial	11,228	11,880
Consumer and other	3,033	3,038

	295,776	252,959
Deferred loan fees, net	(657)	(618)
Allowance for loan losses	(3,439)	(3,145)

	$291,680	$249,196

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended June 30, 2022 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,093	$—	$—	$(81)	$1,012
Commercial	1,706	—	—	227	1,933
Construction	183	—	—	29	212
Commercial and industrial	115	—	—	(6)	109
Consumer	29	—	—	(1)	28
Unallocated	110	—	—	35	145

	$3,236	$—	$—	$203	$3,439

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended June 30, 2022 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of June 30, 2022 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(205)	$1,012	$—	$1,012
Commercial	1,357	—	—	576	1,933	61	1,872
Construction	194	—	—	18	212	3	209
Commercial and industrial	191	—	1	(83)	109	—	109
Consumer and other	33	—	—	(5)	28	—	28
Unallocated	153	—	—	(8)	145	—	145

	$3,145	$—	$1	$293	$3,439	$64	$3,375

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$109,618	$471	$109,147
Commercial	149,594	4,147	145,447
Construction	22,303	716	21,587
Commercial and industrial	11,228	—	11,228
Consumer	3,033	—	3,033

	$295,776	$5,334	$290,442

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended June 30, 2021 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,304	$—	$—	$11	$1,315
Commercial	969	—	—	22	991
Construction	107	—	—	94	201
Commercial and industrial	222	—	—	(3)	219
Consumer	37	—	—	—	37
Unallocated	285	—	—	(55)	230

	$2,924	$—	$—	$69	$2,993

The following tables summarize the activity in the allowance for loan losses by loan class for the six months ended June 30, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(24)	$1,315	$—	$1,315
Commercial	1,033	—	—	(42)	991	—	991
Construction	121	—	—	80	201	50	151
Commercial and industrial	136	—	1	82	219	—	219
Consumer and other	37	—	—	—	37	—	37
Unallocated	188	—	—	42	230	—	230

	$2,854	$—	$1	$138	$2,993	$50	$2,943

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,024	$647	$105,377
Commercial	118,266	1,589	116,677
Construction	13,751	541	13,210
Commercial and industrial	11,880	—	11,880
Consumer	3,038	—	3,038

	$252,959	$2,777	$250,182

The following table summarizes information in regard to impaired loans by loan portfolio class as of June 30, 2022 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$471	$485	$—
Commercial	3,711	3,711	—
Construction	341	375	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	435	544	61
Construction	376	419	3
Total:
Real estate:
One- to four-family residential	$471	$485	$—
Commercial	4,146	4,255	61
Construction	717	794	3

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2021 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$647	$651	$—
Commercial	1,589	1,675	—
Construction	352	361	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	—	—	—
Construction	189	225	50
Total:
Real estate:
One- to four-family residential	$647	$651	$—
Commercial	1,589	1,675	—
Construction	541	586	50

The following table summarizes information in regard to impaired loans by loan portfolio class for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$479	5	$1,140	$12	$487	11	$1,115	$25
Commercial	3,736	46	1,641	15	3,760	90	1,651	30
Construction	343	—	367	—	346	—	370	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	440	—	—	—	444	—	—	—
Construction	266	—	214	—	282	—	238	—
Total:
Real estate:
One- to four-family residential	$479	$5	$1,140	$12	$487	$11	$1,115	$25
Commercial	4,176	46	1,641	15	4,204	90	1,651	30
Construction	609	—	581	—	628	—	608	—

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Real estate:
One- to four-family residential	$471	$659
Commercial	435	453
Construction	717	541

	$1,623	$1,653

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$108,179	$616	$823	$—	$109,618
Commercial	145,979	—	3,615	—	149,594
Construction	21,586	—	717	—	22,303
Commercial and industrial	11,228	—	—	—	11,228
Consumer and other	3,033	—	—	—	3,033

	$290,005	$616	$5,155	$—	$295,776

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2022 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$—	$83	$192	$275	$109,343	$109,618	$—
Commercial	138	—	435	573	149,021	149,594	—
Construction	—	—	491	491	21,812	22,303	—
Commercial and industrial	—	—	—	—	11,228	11,228	—
Consumer and other	—	—	—	—	3,033	3,033	—

	$138	$83	$1,118	$1,339	$294,437	$295,776	$—

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Real estate:
One- to four-family residential	$142	$46	$308	$496	$105,528	$106,024	$—
Commercial	—	—	453	453	117,813	118,266	—
Construction	—	—	541	541	13,210	13,751	—
Commercial and industrial	—	—	—	—	11,880	11,880	—
Consumer and other	—	—	—	—	3,038	3,038	—

	$142	$46	$1,302	$1,490	$251,469	$252,959	$—

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

No loans were modified during the three and six months ended June 30, 2022 and 2021 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. One commercial loan troubled debt restructuring and one construction loan troubled debt restructuring completed in prior years are in default for the three and six months ended June 30, 2022 and 2021, had an aggregate balance of $340,000 and $415,000 as of June 30, 2022 and June 30, 2021, respectively. Total troubled debt restructurings were $886,000 and $949,000 as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, there was no other real estate owned. There was no real estate in process of foreclosure as of June 30, 2022 and December 31, 2021.

5. Leases

On January 1, 2022, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. The implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, which are related to the Company’s lease of premises and equipment used in operations.

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

The following tables present information about the Company’s leases as of and for the three and six month periods ended June 30, 2022 (dollars in thousands):

Right-to-use assets		$215
Lease liability		216
Weighted average remaining lease term		3.4	years
Weighted average discount rate		1.50%

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Operating lease cost	$15	$31
Short-term lease cost	0	0
Total lease costs	$15	$31

Cash paid for amounts included in the measurement of lease liabilities	$16	$32

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
June 30,
Lease payments due (in thousands)	2022

Six months ending December 31, 2022	$32
Twelve months ending December 31, 2023	66
Twelve months ending December 31, 2024	64
Twelve months ending December 31, 2025	56
Twelve months ending December 31, 2026	4
Total undiscounted cash flows	$222
Discount	6
Lease Liability	216

6. Long-Term Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, which expired on June 30, 2022 and was renewed for one year expiring on June 30, 2023. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under this line of credit at June 30, 2022 and December 31, 2021. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at June 30, 2022 and December 31, 2021.

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 1.75% and 0.28% at June 30, 2022 and December 31, 2021 respectively. The Company had no outstanding borrowings under this line of credit at June 30, 2022 and December 31, 2021.

Maximum borrowing capacity with the FHLB was approximately $147,108,000 and $107,520,000 at June 30, 2022 and December 31, 2021, respectively. The Company has three unfunded letters of credit with FHLB for $19,200,000 at June 30, 2022 and one letter of credit with FHLB for $2,500,000 at December 31, 2021 that is pledged to secure public funds.

Borrowings from the FHLB at June 30, 2022 and December 31, 2021 consist of the following (dollars in thousands):

	June 30,		December 31,
	2022		2021
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2022	8,124	2.11	8,124	2.11
2023	8,557	2.78	8,557	2.78
2024	4,000	1.84	—	—
2026	2,965	1.32	—	—
2027	13,400	2.07	—	—
2032	3,174	1.83	—	—

	$40,220	2.13%	$16,681	2.45%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Commitments to grant loans	$36,683	$24,756
Unfunded commitments under lines of credit	10,748	9,214
Standby letters of credit	2,414	3,213

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of June 30, 2022 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

9. Regulatory Matters

Bank and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2021 and June 30, 2022. In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the final rules the community bank leverage ratio minimum requirement is 8.5% for calendar year 2021 and 9% for calendar year 2022 and beyond. The final rule allows for a two-quarter grace period to improve a ratio that falls below the required level, provided that the bank maintains a leverage ratio of 7.5% for calendar year 2021 and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

			To be Well Capitalized under
			Prompt Corrective Action
June 30, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$36,326	9.74%	$33,549	9.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	35,679	11.65%	$26,769	8.50%

10. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Net income	$347	$592

Weighted average common shares outstanding	2,777,250	2,777,250
Less: Average unearned ESOP shares	(211,071)	(211,071)

Average shares	2,566,179	2,566,179

Basic and diluted earnings per share	$0.14	$0.23

There were no shares outstanding for the three and six months ended June 30, 2021. There were no dilutive shares outstanding for the three and six months ended June 30, 2022.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2022, the fair value consists of the recorded investment in the loans of $811,000, net of a valuation allowance of $64,000. At December 31, 2021, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $50,000. Impaired loans are included in Loans Receivable in the table below.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,541	$—	$19,541	$—
Treasury securities	19,820	19,820	—	—
Mortgage-backed securities	121	—	121	—
Collateralized mortgage obligations	3,567	—	3,567	—
Mutual funds	787	787	—	—

	$43,836	$20,607	$23,229	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,820	$—	$20,820	$—
Mortgage-backed securities	144	—	144	—
Collateralized mortgage obligations	4,685	—	4,685	—
Mutual funds	849	849	—	—

	$26,498	$849	$25,649	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$747	$—	$—	$747

	$747	$—	$—	$747

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$747	Appraisal of collateral	Selling expenses and discounts (1)	58.8% - 79.6% (68.4%)

December 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	54.0% - 54.0% (54.0%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$45,437	$45,437	$26,864	$26,864
Debt securities - available-for-sale	1 & 2	43,049	43,049	25,649	25,649
Equity securities	1	787	787	849	849
Restricted stocks	2	1,979	1,979	884	884
Loans, net	3	291,680	299,950	249,196	253,558
Accrued interest receivable	1	1,129	1,129	852	852
Bank owned life insurance	2	7,400	7,400	7,313	7,313

Financial liabilities:
Demand deposits, savings, and money market	1	215,931	215,931	174,203	174,203
Certificates of deposit	2	93,082	93,458	76,927	77,291
Long-Term borrowings	2	40,220	40,602	16,681	16,872
Accrued interest payable	1	211	211	195	195

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three  and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest income	2022	2021	2022	2021
In scope of Topic 606 Service charges on deposit accounts	$54	47	$96	91
Debit card income	50	63	98	114
Other service charges	19	28	36	47
Other noninterest income	8	15	19	28
Noninterest income (in scope for Topic 606)	131	153	249	280
Noninterest income (out of scope for Topic 606)	16	45	20	71
Total noninterest income	$147	$198	$269	$351

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

•	conditions related to the COVID-19 pandemic, including the severity and duration of any associated economic slowdown either nationally or in our market areas, that are wore than expected;
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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to increase our consolidated assets by $81.2 million, or 25.8%, from $314.9 million at December 31, 2021 to $396.1 million at June 30, 2022 and increase our deposits by $57.9 million, or 23.0%, from $251.1 million at December 31, 2021 to $309.0 million at June 30, 2022.

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

For the three months ended June 30, 2022, we reported net income of $347,000 compared to net income of $279,000 for the three months ended June 30, 2021. The period over period increase in earnings of $68,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses and provision for loan losses.

For the six months ended June 30, 2022, we reported net income of $592,000 compared to net income of $330,000 for the six months ended June 30, 2021. The period over period increase in earnings of $262,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses, provision for loan losses and income tax expense.

Impact of COVID-19 Outbreak

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the Paycheck Protection Program (the “PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021. The PPP program ended in May 2021. As of January 31, 2022, all PPP loans originated by the Company have been fully forgiven. $-0- and $35,000 of loan income (interest and fees) for PPP loans was recognized for the three months ended June 30 2022 and 2021, respectively. $28,000 and $35,000 of loan income (interest and fees) for PPP loans was recognized for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of directors oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic.  During 2022, these qualitative factors have begun to be adjusted downward to reflect current improved conditions. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets. Total assets increased $81.2 million to $396.1 million at June 30, 2022 from $314.9 million at December 31, 2021. The increase in assets was primarily due to increases in net loans receivable, cash and cash equivalents and debt securities available-for-sale. Growth was driven by loan growth and liquidity to fund future loan growth. Gross loans increased $42.8 million to $295.8 million at June 30, 2022 from $253.0 million at December 31, 2021, primarily due to growth in the commercial and construction real estate portfolios. Debt securities available-for-sale increased $17.4 million to $43.0 million at June 30, 2022 from $25.6 million at December 31, 2021, primarily due to the purchase of $19.9 million of treasury securities, partially offset by a combination of a decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first half of 2022 and principal repayments on mortgage-backed securities.

Net loans receivable increased $42.5 million, or 17.0%, to $291.7 million at June 30, 2022 from $249.2 million at December 31, 2021 primarily due to increases in commercial and construction real estate portfolios. Commercial real estate loans increased $31.3 million, or 26.5%, to $149.6 million at June 30, 2022 from $118.3 million at December 31, 2021. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Construction real estate loans increased $8.5 million, or 62.2%, to $22.3 million at June 30, 2022 from $13.8 million at December 31, 2021 primarily due to new construction real estate loans and to a lesser extent draws on existing commitments. One-to four-family residential real estate loans increased $3.6 million, or 3.4%, to $109.6 million at June 30, 2022 from $106.0 million at December 31, 2021. All PPP loans were fully forgiven as of January 31, 2022, previously classified as commercial and industrial loans.

Debt securities available-for-sale increased $17.4 million, or 67.8%, to $43.0 million at June 30, 2022 from $25.6 million at December 31, 2021 due to the purchase of $19.9 million of treasury securities, partially offset by a $1.6 million year to date decrease in the fair market value of debt securities available for sale due to the increase in market interest rates and $892,000 of principal repayments on mortgage-backed securities during the first half of 2022.

Cash and cash equivalents increased by $18.5 million, or 69.1%, to $45.4 million at June 30, 2022 from $26.9 million at December 31, 2021 due to securing liquidity in the rising interest rate environment to fund future loan originations.

Deposits and borrowings. Total deposits increased $57.9 million, or 23.0%, to $309.0 million at June 30, 2022 from $251.1 million at December 31, 2021. The increase in our deposits reflected a $24.1 million increase in money market accounts, a $16.2 million increase in certificates of deposit, a $12.0 million increase in interest-bearing demand accounts, a $4.5 million increase in non-interest-bearing demand deposits and a $1.1 million increase in savings accounts. Money market, demand deposits and savings accounts increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering a deposit special and increasing listing service deposits.

Total borrowings from the Federal Home Loan Bank of Pittsburgh increased $23.5 million, or 141.1%, to $40.2 million at June 30, 2022 from $16.7 million at December 31, 2021 due to additional advances to fund future loan originations.

Stockholders’ Equity. Stockholders’ equity decreased $673,000, or 1.5%, to $45.2 million at June 30, 2022 from $45.8 million at December 31, 2021. The decrease was due to an increase of $1.3 million in accumulated other comprehensive loss as a result of a decrease in the fair market value of our debt securities available-for-sale year to date 2022, partially offset by year to date net income of $592,000.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

General. Net income increased $68,000 or 24.4%, to $347,000 for the three months ended June 30, 2022 from $279,000 for the three months ended June 30, 2021. The $68,000 period over period increase in earnings was attributable to a $676,000 increase in interest and dividend income, partially offset by a $298,000 increase in noninterest expenses, a $134,000 increase in the provision for loan losses, a $107,000 increase in interest expense, a $51,000 decrease in noninterest income and a $18,000 increase in income tax expense.

Interest and dividend income. Total interest and dividend income increased $676,000, or 27.3%, to $3.2 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021. The increase in interest and dividend income was the result of a $84.1 million increase period over period in the average balance of interest-earning assets, driven by a $68.7 million increase in average loan balances and by a $9.6 million increase in average cash and cash equivalents.

Interest income on loans, including fees, increased $565,000, or 23.7%, to $3.0 million for the three months ended June 30, 2022 as compared to $2.4 million for the three months ended June 30, 2021, reflecting an increase in the average balance of loans to $283.5 million for the three months ended June 30, 2022 from $214.7 million for the three months ended June 30, 2021, partially offset by a 27 basis points decrease in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial and construction real estate loans reflecting our strategy to grow commercial lending. The average yield on loans decreased to 4.17% for the three months ended June 30, 2022 from 4.44% for the three months ended June 30, 2021, as a result of the low interest rate environment when new loans were originated. The three months ended June 30, 2022 and 2021 included $-0- and $35,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $27,000, or 31.8%, to $112,000 for the three months ended June 30, 2022 from $85,000 for the three months ended June 30, 2021. The increase in interest income on debt and equity securities available for sale was due to an increase in the average balance of debt and equity securities available for sale of $4.9 million, or 16.6%, to $34.2 million for the three months ended June 30, 2022 from $29.3 million for the three months ended June 30, 2021, and an 11 basis points increase in the average yield on debt and equity securities available for sale to 1.12% for the three months ended June 30, 2022 from 1.01% for the three months ended June 30, 2021. The increase in the average balance of debt and equity securities available for sale was primarily due to the purchase of $19.9 million of treasury securities. The average yield on debt and equity securities available for sale increased due to the higher yield on the treasury securities purchased during the second quarter of 2022. Restricted stocks income is also included in the interest income on securities. Restricted stock income increased $6,000 for the three months ended June 30, 2022 from the three months ended June 30, 2021 due to an increase in the average balance of restricted stocks of $945,000, or 105.8%, to $1.8 million for the three months ended June 30, 2022 from $893,000 for the three months ended June 30, 2021, partially offset by a 122 basis points decrease in the average yield on restricted stocks. The decrease in the average yield on restricted stock was due to the Federal Home Loan Bank dividend being paid in arrears and the average balance increasing for the period.

Interest income on cash and cash equivalents increased $84,000, or 1680.0%, to $89,000 for the three months ended June 30, 2022, from $5,000 for the three months ended June 30, 2021. The increase in interest income on cash and cash equivalents was primarily attributable to an increase in the average yield on cash and cash equivalents of 64 basis points to 0.69% for the three months ended June 30, 2022 from 0.05% for the three months ended June 30, 2021 and an increase in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 150 basis points during the first half of 2022. The increase in the average balance of cash and cash equivalents of $9.6 million, or 22.6%, to $51.8 million for the three months ended June 30, 2022 from $42.3 million for the three months ended June 30, 2021 was due to securing liquidity in the rising interest rate environment to fund future loan originations.

Interest expense. Interest expense increased $107,000, or 19.4%, to $658,000 for the three months ended June 30, 2022 20from $551,000 for the three months ended June 30, 2021 as a result of an increase in interest expense on borrowings and deposits. The increase was due to an increase in the average balances of interest-bearing liabilities of $65.3 million to $307.4 million for the three months ended June 30, 2022 from $242.1 million for the three months ended June 30, 2021, partially offset by a six basis points decrease in the average cost of interest-bearing liabilities from 0.91% for the three months ended June 30, 2021 to 0.85% for the three months ended June 30, 2022.

Interest expense on deposits increased $27,000, or 6.0%, to $474,000 for the three months ended June 30, 2022 from $447,000 for the three months ended June 30, 2021 as a result of an increase of $45.0 million in the average balance of our interest-bearing deposits, partially offset by a nine basis points decrease in the average cost of interest-bearing deposits. The increase in the average balance of our transaction accounts primarily reflected management’s focus on increasing the commercial deposit accounts of its customers in 2022. The decrease in the average cost of deposits was primarily due to a 26 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.30% for the three months ended June 30, 2022 from 1.56% for the three months ended June 30, 2021. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased by three basis points to 0.39% for the three months ended June 30, 2022 from 0.36% for the three months ended June 30, 2021, offset by the increase in the average balance of interest-bearing transaction accounts of $34.0 million to $176.9 million for the three months ended June 30, 2022 from $142.9 million for the three months ended June 30, 2021. The weighted average rate paid on deposits, including non-interest bearing deposits, decreased seven basis points to 0.64% for the three months ended June 30, 2022 from 0.71% for the three months ended June 30, 2021 as a result of replacing new certificates of deposit upon the maturing of existing certificates of deposit at lower rates.

Interest expense on Federal Home Loan Bank borrowings increased $80,000, or 76.9%, to $184,000 for the three months ended June 30, 2022 from $104,000 for the three months ended June 30, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by a $20.3 million increase in our average balance of Federal Home Loan Bank borrowings to $37.1 million for the three months ended June 30, 2022 compared to $16.8 million for the three months ended June 30, 2021 as a result of increasing our liquidity in the rising rate environment, partially offset by a decrease in the average cost of these funds of 52 basis points to 1.96% for the three months ended June 30, 2022 from 2.48% for the three months ended June 30, 2021 as lower cost borrowings were purchased during 2022.

Net interest income. Net interest income increased $569,000, or 29.6%, to $2.5 million for the three months ended June 30, 2022 as compared to $1.9 million for the three months ended June 30, 2021. The increase in net interest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the increase in interest income on loans, partially offset by an increase in interest expense on borrowings. Average net interest-earning assets increased by $18.8 million to $63.9 million for the three months ended June 30, 2022 from $45.1 million for the three months ended June 30, 2021. Our net interest margin increased two basis points to 2.70% for the three months ended June 30, 2022 from 2.68% for the three months ended June 30, 2021. Our net interest rate spread increased two basis points to 2.56% for the three months ended June 30, 2022 from 2.54% for the three months ended June 30, 2021.

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

Based on our evaluation of the above factors, we recorded a $203,000 provision for loan losses for the three months ended June 30, 2022 compared to a $69,000 provision for loan losses for the three months ended June 30, 2021. The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the current quarter driven by no charge- offs in 2021 and no charge-offs to date in 2022. The allowance for loan losses was $3.4 million, or 1.16%, of loans outstanding at June 30, 2022 and $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$54	$47	$7	14.9%
(Loss) gain on equity investments	(27)	1	(28)	(2,800.0)
Bank owned life insurance income	43	44	(1)	(2.3)
Debit card income	50	63	(13)	(20.6)
Other service charges	19	28	(9)	(32.1)
Other income	8	15	(7)	(46.7)
Total noninterest income	$147	$198	$(51)	(25.8)%

Noninterest income decreased by $51,000, or 25.8%, to $147,000 for the three months ended June 30, 2022 from $198,000 for the three months ended June 30, 2021. The decrease in noninterest income resulted primarily from an increase in the loss on equity investments. The loss on equity investments increased $28,000 as a result of the decrease in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,059	$897	$162	18.1%
Occupancy and equipment	168	135	33	24.4
Data and item processing	251	244	7	2.9
Advertising and marketing	25	17	8	47.1
Professional fees	150	84	66	78.6
Directors’ fees	61	61	—	—
FDIC insurance premiums	16	57	(41)	(71.9)
Pennsylvania shares tax	83	—	83	100.0
Debit card expenses	35	36	(1)	(2.8)
Other	161	180	(19)	(10.6)
Total noninterest expenses	$2,009	$1,711	$298	17.4%

Noninterest expenses increased $298,000, or 17.4%, to $2.0 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $162,000, Pennsylvania shares tax of $83,000 and professional fees of $66,000, partially offset by a decrease in FDIC insurance premiums of $41,000. Salaries and employee benefits expense increased $162,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff and annual salary increases. Pennsylvania shares tax increased $83,000 due to the Bank being subject to the tax as part of the mutual to stock conversion. Professional fees increased $66,000 primarily due to ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. FDIC insurance premiums decreased $41,000 due to the decrease in the FDIC quarterly multiplier when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021.

Income tax expense. Income tax expense increased $18,000, to $81,000 for the three months ended June 30, 2022 from $63,000 for the three months ended June 30, 2021. The effective tax rates were 18.9% and 18.4% for the three month periods ended June 30, 2022 and 2021, respectively. The increase in income tax expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Amortized deferred loan fees totaled $53,000 and $80,000 for the three months ended June 30, 2022 and 2021, respectively.

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$283,477	$2,950	4.17%	$214,731	$2,385	4.44%
Debt and equity securities available for sale	34,162	95	1.12%	29,309	74	1.01%
Restricted stocks	1,838	17	3.71%	893	11	4.93%
Cash and cash equivalents	51,842	89	0.69%	42,292	5	0.05%
Total interest-earning assets	371,319	3,151	3.41%	287,225	2,475	3.45%
Noninterest-earning assets	11,804			8,993
Total assets	$383,123			$296,218

Interest-bearing liabilities:
Interest-bearing demand deposits	$79,628	56	0.28%	$75,052	54	0.29%
Savings deposits	22,617	20	0.35%	21,001	17	0.32%
Money market deposits	74,617	94	0.50%	46,799	55	0.47%
Certificates of deposit	93,449	304	1.30%	82,493	321	1.56%
Total interest-bearing deposits	270,311	474	0.70%	225,345	447	0.79%
Long-term borrowings	37,101	184	1.96%	16,801	104	2.48%
Total interest-bearing liabilities	307,412	658	0.85%	242,146	551	0.91%
Noninterest-bearing demand deposits (1)	26,136			30,714
Other noninterest-bearing liabilities	1,440			1,230
Total liabilities	334,988			274,090
Stockholders' equity	48,135			22,128
Total liabilities and stockholders' equity	$383,123			296,218
Net interest income		$2,493			$1,924
Net interest rate spread (2)			2.56%			2.54%
Net interest-earning assets (3)	$63,907			$45,079
Net interest margin (4)			2.70%			2.68%
Average interest-earning assets to interest-bearing liabilities	120.79%			118.62%

(1)	Includes stock subscriptions restricted deposits in 2021, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Three Months Ended
	June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$3,052	$(2,487)	$565
Debt and equity securities available for sale	49	(28)	21
Restricted stocks	47	(41)	6
Cash and cash equivalents	5	79	84
Total interest-earning assets	3,153	(2,477)	676

Interest-bearing liabilities:
Interest-bearing demand deposits	13	(11)	2
Savings deposits	5	(2)	3
Money market deposits	131	(92)	39
Certificates of deposit	171	(188)	(17)
Total deposits	320	(293)	27
Borrowings	503	(423)	80
Total interest-bearing liabilities	823	(716)	107
Change in net interest income	$2,330	$(1,761)	$569

Comparison of Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021

General. Net income increased $262,000, or 79.4%, to $592,000 for the six months ended June 30, 2022 from $330,000 for the six months ended June 30, 2021. The $262,000 period over period increase in earnings was attributable to a $1.2 million increase in interest and dividend income, partially offset by a $534,000 increase in noninterest expenses, a $155,000 increase in the provision for loan losses, a $115,000 increase in interest expense, a $82,000 decrease in noninterest income and a $69,000 increase in income tax expense.

Interest and dividend income. Total interest and dividend income increased $1.2 million, or 25.8%, to $5.9 million for the six months ended June 30, 2022 from $4.7 million for the six months ended June 30, 2021. The increase in interest and dividend income was the result of a $76.0 million increase period over period in the average balance of interest-earning assets, driven by a $69.5 million increase in average loan balances, a $4.4 million increase in the average balance of cash and cash equivalents and a $1.3 million increase in the average balance of debt and equity securities available for sale.

Interest income on loans, including fees, increased $1.1 million, or 24.8%, to $5.7 million for the six months ended June 30, 2022 as compared to $4.5 million for the six months ended June 30, 2021, reflecting an increase in the average balance of loans to $274.2 million for the six months ended June 30, 2022 from $204.7 million for the six months ended June 30, 2021 partially offset by a 30 basis points decrease in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial and construction real estate loans reflecting our strategy to grow commercial lending. The average yield on loans decreased to 4.15% for the six months ended June 30, 2022 from 4.45% for the six months ended June 30, 2021, as a result of the low interest rate environment when new loans were originated. The six months ended June 30, 2022 and 2021 included $28,000 and $35,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $3,000, or 1.7%, to $181,000 for the six months ended June 30, 2022 from $178,000 for the six months ended June 30, 2021. The increase in interest income on debt and equity securities available for sale was due to an increase in the average balance of debt and equity securities available for sale of $1.3 million, or 4.6%, to $30.1 million for the six months ended June 30, 2022 from $28.8 million for the six months ended June 30, 2021, partially offset by a three basis points decrease in the average yield on debt and equity securities available for sale to 1.03% for the six months ended June 30, 2022 from 1.06% for the six months ended June 30, 2021. The increase in the average balance of debt and equity securities available for sale was primarily due to the purchase of $19.9 million of treasury securities. The average yield on debt and equity securities available for sale decreased due to calls of higher-yielding securities which were replaced by lower-yielding investment securities. Restricted stocks income is also included in the interest income on securities. Restricted stock income increased $1,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021 due to an increase in the average balance of restricted stocks of $726,000, or 79.0%, to $1.6 million for the six months ended June 30, 2022 from $919,000 for the six months ended June 30, 2021, partially offset by a 223 basis points decrease in the average yield on restricted stocks to 3.23% for the six months ended June 30, 2022 from 5.46% for the six months ended June 30, 2021. The decrease in average yield on restricted stock was due to the Federal Home Loan Bank dividend being paid in arrears and the average balance increasing.

Interest income on cash and cash equivalents increased $90,000, or 818.2%, to $101,000 for the six months ended June 30, 2022, from $11,000 for the six months ended June 30, 2021. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 38 basis points to 0.43% for the six months ended June 30, 2022 from 0.05% for the six months ended June 30, 2021 and an increase in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 150 basis points during the first half of 2022. The increase in the average balance of cash and cash equivalents of $4.4 million, or 10.2%, to $47.5 million for the six months ended June 30, 2022 from $43.1 million for the six months ended June 30, 2021 was due to securing liquidity in the rising interest rate environment to fund future loan originations.

Interest expense. Interest expense increased $115,000, or 10.2%, to $1.2 million for the six months ended June 30, 2022 20from $1.1 million for the six months ended June 30, 2021 as a result of an increase in interest expense on borrowings, partially offset by the decrease in the interest expense on deposits. The increase was due to an increase in the average balances of interest-bearing liabilities of $53.2 million to $290.3 million for the six months ended June 30, 2022 from $237.1 million for the six months ended June 30, 2021, partially offset by a ten basis points decrease in the average cost of interest-bearing liabilities from 0.96% for the six months ended June 30, 2021 to 0.86% for the six months ended June 30, 2022.

Interest expense on deposits decreased $5,000, or 0.5%, to $909,000 for the six months ended June 30, 2022 from $914,000 for the six months ended June 30, 2021 as a result of a 13 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 24 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.35% for the six months ended June 30, 2022 from 1.59% for the six months ended June 30, 2021. In addition, the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts remained flat at 0.37% for the six months ended June 30, 2022 and for the six months ended June 30, 2021, partially offset by the increase in the average balance of interest-bearing transaction accounts of $31.3 million to $167.0 million for the six months ended June 30, 2022 from $135.7 million for the six months ended June 30, 2021.  The weighted average rate paid on deposits, including non-interest bearing deposits, decreased ten basis points to 0.65% for the six months ended June 30, 2022 from 0.75% for the six months ended June 30, 2021 as a result of replacing new certificates of deposit upon the maturing of existing certificates of deposit at lower rates. The increase in the average balance of our transaction accounts primarily reflected management’s focus on increasing the commercial deposit accounts of its customers in 2022.

Interest expense on Federal Home Loan Bank borrowings increased $120,000, or 56.3%, to $333,000 for the six months ended June 30, 2022 from $213,000 for the six months ended June 30, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by a $16.5 million increase in our average balance of Federal Home Loan Bank borrowings to $33.8 million for the six months ended June 30, 2022 compared to $17.3 million for the six months ended June 30, 2021 as a result of increasing our liquidity in the rising rate environment, partially offset by a decrease in the average cost of these funds of 48 basis points to 1.96% for the six months ended June 30, 2022 from 2.44% for the six months ended June 30, 2021 as lower cost borrowings were purchased in the first half of 2022.

Net interest income. Net interest income increased $1.1 million, or 30.7%, to $4.7 million for the six months ended June 30, 2022 as compared to $3.6 million for the six months ended June 30, 2021. The increase in net interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the increase in interest income on loans and a decrease in interest expense on deposits. Average net interest-earning assets increased by $22.8 million to $63.2 million for the six months ended June 30, 2022 from $40.4 million for the six months ended June 30, 2021. Our net interest margin increased seven basis points to 2.68% for the six months ended June 30, 2022 from 2.61% for the six months ended June 30, 2021. Our net interest rate spread increased five basis points to 2.52% for the six months ended June 30, 2022 from 2.47% for the six months ended June 30, 2021.

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

Based on our evaluation of the above factors, we recorded a $293,000 provision for loan losses for the six months ended June 30, 2022 compared to a $138,000 provision for loan losses for the six months ended June 30, 2021. The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the first half of 2022 driven by no charge- offs in 2021 and no charge-offs to date in 2022. The allowance for loan losses was $3.4 million, or 1.16%, of loans outstanding at June 30, 2022 and $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$96	$91	$5	5.5%
Loss on equity investments	(67)	(14)	(53)	378.6
Bank owned life insurance income	87	85	2	2.4
Debit card income	98	114	(16)	(14.0)
Other service charges	36	47	(11)	(23.4)
Other income	19	28	(9)	(32.1)
Total noninterest income	$269	$351	$(82)	(23.4)%

Noninterest income decreased by $82,000, or 23.4%, to $269,000 for the six months ended June 30, 2022 from $351,000 for the six months ended June 30, 2021. The decrease in noninterest income resulted primarily from an increase in the loss on equity investments. The loss on equity investments increased $53,000 as a result of the decrease in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,040	$1,814	$226	12.5%
Occupancy and equipment	318	288	30	10.4
Data and item processing	493	487	6	1.2
Advertising and marketing	47	28	19	67.9
Professional fees	317	170	147	86.5
Directors’ fees	122	122	—	—
FDIC insurance premiums	38	104	(66)	(63.5)
Pennsylvania shares tax	163	—	163	100.0
Debit card expenses	69	73	(4)	(5.5)
Other	334	321	13	4.0
Total noninterest expenses	$3,941	$3,407	$534	15.7%

Noninterest expenses increased $534,000, or 15.7%, to $3.9 million for the six months ended June 30, 2022 from $3.4 million for the six months ended June 30, 2021. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $226,000, Pennsylvania shares tax of $163,000 and professional fees of $147,000, partially offset by a decrease in FDIC insurance premiums of $66,000. Salaries and employee benefits expense increased $226,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff and annual salary increases. Pennsylvania shares tax increased $163,000 due to the Bank being subject to the tax as part of the mutual to stock conversion. Professional fees increased $147,000 primarily due to ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. FDIC insurance premiums decreased $66,000 due to the decrease in the FDIC quarterly multiplier when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021.

Income tax expense. Income tax expense increased $69,000, to $136,000 for the six months ended June 30, 2022 from $67,000 for the six months ended June 30, 2021. The effective tax rates were 18.7% and 16.9% for the six month periods ended June 30, 2022 and 2021, respectively. The increase in income tax expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to an increase in income before income taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Amortized deferred loan fees totaled $122,000 and $107,000 for the six months ended June 30, 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$274,218	$5,653	4.15%	$204,727	$4,529	4.45%
Debt and equity securities available for sale	30,107	155	1.03%	28,790	153	1.06%
Restricted stocks	1,645	26	3.23%	919	25	5.46%
Cash and cash equivalents	47,521	101	0.43%	43,105	11	0.05%
Total interest-earning assets	353,491	5,935	3.38%	277,541	4,718	3.43%
Noninterest-earning assets	8,775			8,582
Total assets	$362,266			$286,123

Interest-bearing liabilities:
Interest-bearing demand deposits	$76,005	107	0.28%	$69,880	105	0.30%
Savings deposits	22,264	39	0.35%	19,954	33	0.33%
Money market deposits	68,719	164	0.48%	45,845	113	0.50%
Certificates of deposit	89,522	599	1.35%	84,097	663	1.59%
Total interest-bearing deposits	256,510	909	0.71%	219,776	914	0.84%
Long-term borrowings	33,791	333	1.96%	17,341	213	2.44%
Total interest-bearing liabilities	290,301	1,242	0.86%	237,117	1,127	0.96%
Noninterest-bearing demand deposits (1)	25,015			25,686
Other noninterest-bearing liabilities	1,282			1,227
Total liabilities	316,598			264,030
Stockholders' equity	45,668			22,093
Total liabilities and stockholders' equity	$362,266			286,123
Net interest income		$4,693			$3,591
Net interest rate spread (2)			2.52%			2.47%
Net interest-earning assets (3)	$63,190			$40,424
Net interest margin (4)			2.68%			2.61%
Average interest-earning assets to interest-bearing liabilities	121.77%			117.05%

(1)	Includes stock subscriptions restricted deposits in 2021, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Six Months Ended
	June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$3,092	$(1,968)	$1,124
Debt and equity securities available for sale	14	(12)	2
Restricted stocks	40	(39)	1
Cash and cash equivalents	2	88	90
Total interest-earning assets	3,148	(1,931)	1,217

Interest-bearing liabilities:
Interest-bearing demand deposits	18	(16)	2
Savings deposits	8	(2)	6
Money market deposits	114	(63)	51
Certificates of deposit	86	(150)	(64)
Total deposits	226	(231)	(5)
Borrowings	401	(281)	120
Total interest-bearing liabilities	627	(512)	115
Change in net interest income	$2,521	$(1,419)	$1,102

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across our loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings. As of June 30, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2022 or as of December 31, 2021.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $328,000 and $379,000 as of June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$471	$659
Commercial	435	453
Construction	717	541
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,623	1,653

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,623	$1,653
Foreclosed assets	—	—
Total non-performing assets	$1,623	$1,653

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	178	190
Construction	150	189
Commercial and industrial	—	—
Consumer	—	—
Total	$328	$379

Total accruing troubled debt restructured loans	$558	$570
Total non-performing loans to total loans	0.55%	0.65%
Total non-accrual loans to total loans	0.55%	0.65%
Total non-performing assets to total assets	0.41%	0.52%

Non-performing loans were $1.6 million, or 0.55% of total loans, at June 30, 2022 and $1.7 million, or 0.65% of total loans, at December 31, 2021. During the six months ended June 30, 2022, payments on non-accrual loans and the return of a non-accrual loan to accruing status were offset by the purchase of a loan to improve our collateral position that was placed into non-accrual.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,236	$2,924	$3,145	$2,854
Provision for loan losses	203	69	293	138
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—

Recoveries:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	1	1
Consumer	—	—	—	—
Total recoveries	—	—	1	1

Net (charge-offs) recoveries	—	—	1	1

Allowance at end of period	$3,439	$2,993	$3,439	$2,993

Allowance to non-accrual loans	211.89%	161.00%	211.89%	161.00%
Allowance to total loans outstanding at the end of the period	1.16%	1.33%	1.16%	1.33%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

The provision for loan losses increased $134,000, or 194.2%, to $203,000 for the three months ended June 30, 2022 from $69,000 for the three months ended June 30, 2021. The provision for loan losses increased $155,000, or 112.3%, to $293,000 for the six months ended June 30, 2022 from $138,000 for the six months ended June 30, 2021. The increase for both periods ended June 30, 2022 was due to loan growth. We have seen a decrease in historical loss factors driven by no charge-offs in 2021 and no charge-offs to date in 2022.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At June 30, 2022, we had the ability to borrow approximately $147.1 million from the Federal Home Loan Bank of Pittsburgh, of which $40.2 million had been advanced in addition to $19.2 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at June 30, 2022, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at June 30, 2022. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the six months ended June 30, 2022 or 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the six months ended June 30, 2022 and 2021, our liquidity ratio averaged 13.4% and 20.9%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaled $45.4 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $43.0 million at June 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2022, totaled $38.3 million, or 41.1% of our certificates of deposit, and 12.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At June 30, 2022, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See Note 9 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding commitments to originate loans of $36.7 million, unused lines of credit totaling $10.7 million and $2.4 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $38.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended June 30, 2022.

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

Date: August 12, 2022

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)