Form 10-Q
period 2022-09-30
PB Bankshares, Inc.
filed 2022-11-10
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As Common Stock, $0.01 par value - 2,739,461 shares outstanding as of November 9, 2022.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$18,622	$15,508
Federal funds sold	4,016	11,256
Interest bearing deposits with banks	100	100

Cash and cash equivalents	22,738	26,864

Debt securities available-for-sale, at fair value	37,239	25,649
Equity securities, at fair value	757	849
Restricted stocks, at cost	1,982	884
Loans receivable, net of allowance for loan losses of $3,787 at September 30, 2022 and $3,145 at December 31, 2021	301,381	249,196
Premises and equipment, net	1,864	1,949
Deferred income taxes, net	1,587	945
Accrued interest receivable	1,096	852
Bank owned life insurance	7,444	7,313
Other assets	651	428

Total Assets	$376,739	$314,929

Liabilities and Stockholders' Equity

Liabilities
Deposits	$289,628	$251,130
Long-term borrowings	40,412	16,681
Accrued expenses and other liabilities	2,081	1,284

Total Liabilities	332,121	269,095

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,739,461 and 2,777,250 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	25,678	26,176
Retained earnings	23,671	22,665
Unearned ESOP shares, 211,071 shares at September 30, 2022 and December 31, 2021	(2,753)	(2,753)
Accumulated other comprehensive loss	(2,006)	(282)

Total Stockholders' Equity	44,618	45,834

Total Liabilities and Stockholders' Equity	$376,739	$314,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Loans, including fees	$3,362	$2,552	$9,015	$7,081
Securities	150	77	331	255
Other	171	18	272	29
Total Interest and Dividend Income	3,683	2,647	9,618	7,365

Interest Expense
Deposits	466	434	1,374	1,348
Borrowings	229	104	562	317
Total Interest Expense	695	538	1,936	1,665

Net interest income	2,988	2,109	7,682	5,700

Provision for Loan Losses	346	83	639	221

Net interest income after provision for loan losses	2,642	2,026	7,043	5,479

Noninterest Income
Service charges on deposit accounts	40	38	136	129
(Loss) gain on equity investments	(33)	8	(100)	(6)
Bank owned life insurance income	44	46	131	130
Debit card income	51	51	149	165
Other service charges	19	21	55	68
Other income	20	22	39	51
Total Noninterest Income	141	186	410	537

Noninterest Expenses
Salaries and employee benefits	1,216	1,051	3,256	2,865
Occupancy and equipment	173	153	491	441
Data and item processing	254	241	747	728
Advertising and marketing	37	37	84	65
Professional fees	186	135	503	305
Directors’ fees	60	60	182	182
FDIC insurance premiums	38	59	76	163
Pennsylvania shares tax	84	—	247	—
Debit card expenses	36	33	105	106
Other	187	186	522	507
Total Noninterest Expenses	2,271	1,955	6,213	5,362

Income before income tax expense	512	257	1,240	654

Income Tax Expense	98	47	234	114

Net Income	$414	$210	$1,006	$540
Earnings per common share - basic and diluted	$0.16	$0.08	$0.39	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$414	$210	$1,006	$540

Other Comprehensive Loss
Unrealized losses on debt securities available-for-sale:
Unrealized holding losses arising during period	(581)	—	(2,182)	(347)
Tax effect	122	—	458	72

Other comprehensive loss	(459)	—	(1,724)	(275)

Total Comprehensive (Loss) Income	$(45)	$210	$(718)	$265

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2021	$—	$—	$22,210	$—	$(186)	$22,024

Net income	—	—	210	—	—	210
Common stock issued	28	26,171	—	—	—	26,199
ESOP shares committed to be released	—	—	—	(2,898)		(2,898)

Balance, September 30, 2021	$28	$26,171	$22,420	$(2,898)	$(186)	$45,535

Balance, July 1, 2022	$28	$26,176	23,257	$(2,753)	$(1,547)	$45,161

Net income	—	—	414	—	—	414
Repurchased common stock	—	(498)	—	—	—	(498)
Other comprehensive loss	—	—	—	—	(459)	(459)

Balance, September 30, 2022	$28	$25,678	$23,671	$(2,753)	$(2,006)	$44,618

Balance, January 1, 2021	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	540	—	—	540
Common stock issued	28	26,171	—	—	—	26,199
ESOP shares committed to be released	—	—	—	(2,898)	—	(2,898)
Other comprehensive loss	—	—	—	—	(275)	(275)

Balance, September 30, 2021	$28	$26,171	$22,420	$(2,898)	$(186)	$45,535

Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	1,006	—	—	1,006
Repurchased common stock	—	(498)	—	—	—	(498)
Other comprehensive loss	—	—	—	—	(1,724)	(1,724)

Balance, September 30, 2022	$28	$25,678	$23,671	$(2,753)	$(2,006)	$44,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities

Net income	$1,006	$540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	639	221
Depreciation and amortization	220	172
Gain on disposal of premises and equipment	—	(4)
Net accretion of securities premiums and discounts	(92)	(24)
Deferred income tax benefit	(184)	(169)
Loss on equity securities	100	6
Deferred loan fees, net	58	144
Earnings on bank owned life insurance	(131)	(130)
Increase in accrued interest receivable and other assets	(268)	(72)
Increase in accrued expenses and other liabilities	550	320

Net Cash Provided by Operating Activities	1,898	1,004

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(19,853)	(4,998)
Maturities, calls, and principal repayments	6,173	3,470
Dividends on equity securities reinvested	(8)	(8)
(Purchase) redemption of restricted stocks	(1,098)	159
Purchase of additional Bank owned life insurance	—	(500)
Net increase in loans receivable	(52,882)	(40,268)
Purchases of premises and equipment	(87)	(25)

Net Cash Used in Investing Activities	(67,755)	(42,170)

Cash Flows from Financing Activities
Net increase in deposits	38,498	17,131
Stock subscription proceeds	—	26,199
Repurchased common stock	(498)	—
Purchase of ESOP shares	—	(2,898)
Advances of borrowings	29,000	—
Repayments of borrowings	(5,269)	(3,855)

Net Cash Provided by Financing Activities	61,731	36,577

Decrease in cash and cash equivalents	(4,126)	(4,589)

Cash and Cash Equivalents, Beginning of Period	26,864	50,591

Cash and Cash Equivalents, End of Period	$22,738	$46,002

Supplementary Cash Flows Information
Interest paid	$1,893	$1,707
Right-to-use lease assets and liability	$247	$—
Income taxes paid	$274	$70

Supplementary Non-Cash Flows Information
Unrealized loss on securities available-for-sale	$(2,182)	$(347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Basis of Presentation

Organization and Nature of Operations

PB Bankshares, Inc., a Maryland Corporation (the “Company”) is the holding company of Presence Bank (the “Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On July 14, 2021, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on July 15, 2021. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Bank”).

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 and annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2022.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

During September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. An internal team has been formed and the Company hired a vendor to assist with expected credit loss projections. The internal team has begun training with the vendor, running parallel calculations, validating the model and updating related polices and controls.

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

Recently Adopted Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In September 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2021. The Company has adopted ASU 2016-02 and the impact was not material to the consolidated financial statements. The implementation of ASU 2016-02 resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, January 1, 2022, which are related to the Company’s lease of premises and equipment used in operations.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
September 30, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,169)	$19,074
Treasury securities	14,935	—	(87)	14,848
Mortgage-backed securities	101	2	—	103
Collateralized mortgage obligations	3,500	—	(286)	3,214
Total available-for-sale debt securities	$39,779	$2	$(2,542)	37,239

Equity securities:
Mutual funds (fixed income)				$757

		Gross Unrealized	Gross Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,241	$—	$(421)	$20,820
Mortgage-backed securities	129	15	—	144
Collateralized mortgage obligations	4,637	54	(6)	4,685
Total available-for-sale debt securities	$26,007	$69	$(427)	25,649
Equity securities:
Mutual funds (fixed income)				$849

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,073	$(2,169)	$19,073	$(2,169)
Treasury securities	14,848	(87)	—	—	14,848	(87)
Collateralized mortgage obligations	2,687	(215)	528	(71)	3,215	(286)

	$17,535	$(302)	$19,601	$(2,240)	$37,136	$(2,542)

December 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$19,113	$(379)	$1,707	$(42)	$20,820	$(421)
Collateralized mortgage obligations	879	(6)	—	—	879	(6)

	$19,992	$(385)	$1,707	$(42)	$21,699	$(427)

As of September 30, 2022 and December 31, 2021, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of September 30, 2022 and December 31, 2021.

At September 30, 2022, 47 agency bonds, three treasury securities and 37 collateralized mortgage obligations were in an unrealized loss position. At December 31, 2021, 47 agency bonds and five collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of September 30, 2022, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2022.

There were no securities sold during the three or nine months ended September 30, 2022 or September 30, 2021. The amortized cost and fair value of debt securities available-for-sale at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$14,935	$14,848	1.69%
Due one year through five years	21,243	19,074	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	101	103	4.71
Collateralized mortgage obligations	3,500	3,214	1.95

	$39,779	$37,239	1.15%

At September 30, 2022 and December 31, 2021, the Company had securities totaling $1,804,000 and $1,965,000, respectively, pledged to secure borrowings.

At September 30, 2022 and December 31, 2021, the Company had securities totaling $21,613,000 and $13,028,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Real estate:
One-to four-family residential	$111,535	$106,024
Commercial	150,452	118,266
Construction	24,936	13,751
Commercial and industrial	12,144	11,880
Consumer and other	7,031	3,038

	306,098	252,959
Deferred loan fees, net	(930)	(618)
Allowance for loan losses	(3,787)	(3,145)

	$301,381	$249,196

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended September 30, 2022 (in thousands):

	Allowance for Loan Losses

	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,012	$—	$—	$23	$1,035
Commercial	1,933	—	—	(119)	1,814
Construction	212	—	—	24	236
Commercial and industrial	109	—	2	11	122
Consumer	28	—	—	—	28
Unallocated	145	—	—	407	552

	$3,439	$—	$2	$346	$3,787

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2022 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of September 30, 2022 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(182)	$1,035	$—	$1,035
Commercial	1,357	—	—	457	1,814	52	1,762
Construction	194	—	—	42	236	—	236
Commercial and industrial	191	—	3	(72)	122	—	122
Consumer and other	33	—	—	(5)	28	—	28
Unallocated	153	—	—	399	552	—	552

	$3,145	$—	$3	$639	$3,787	$52	$3,735

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$111,535	$241	$111,294
Commercial	150,452	3,956	146,496
Construction	24,936	568	24,368
Commercial and industrial	12,144	263	11,881
Consumer	7,031	—	7,031

	$306,098	$5,028	$301,070

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

The following tables summarize the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(30)	$1,309	$—	$1,309
Commercial	1,033	—	—	61	1,094	—	1,094
Construction	121	—	—	91	212	50	162
Commercial and industrial	136	—	2	65	203	—	203
Consumer and other	37	—	—	—	37	—	37
Unallocated	188	—	—	34	222	—	222

	$2,854	$—	$2	$221	$3,077	$50	$3,027

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,024	$647	$105,377
Commercial	118,266	1,589	116,677
Construction	13,751	541	13,210
Commercial and industrial	11,880	—	11,880
Consumer	3,038	—	3,038

	$252,959	$2,777	$250,182

The following table summarizes information in regard to impaired loans by loan portfolio class as of September 30, 2022 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$241	$243	$—
Commercial	3,530	3,530	—
Construction	568	668	—
Commercial and industrial	263	263	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	426	541	52
Construction	—	—	—
Commercial and industrial	—	—	—
Total:
Real estate:
One- to four-family residential	$241	$243	$—
Commercial	3,956	4,071	52
Construction	568	668	—
Commercial and industrial	263	263	—

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2021 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real estate:
One- to four-family residential	$647	$651	$—
Commercial	1,589	1,675	—
Construction	352	361	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—
Commercial	—	—	—
Construction	189	225	50
Total:
Real estate:
One- to four-family residential	$647	$651	$—
Commercial	1,589	1,675	—
Construction	541	586	50

The following table summarizes information in regard to impaired loans by loan portfolio class for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$355	$3	$1,114	$10	$244	$10	$1,102	$35
Commercial	3,551	46	1,621	15	3,598	133	1,641	45
Construction	575	—	361	—	606	—	367	—
Commercial and industrial	269	4	—	—	280	11	—	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—	$—	$—	$—
Commercial	342	—	—	—	439	—	—	—
Construction	—	—	201	—	—	—	226	—
Commercial and industrial	—	—	—	—	—	—	—	—
Total:
Real estate:
One- to four-family residential	$355	$3	$1,114	$10	$244	$10	$1,102	$35
Commercial	3,893	46	1,621	15	4,037	133	1,641	45
Construction	575	—	562	—	606	—	593	—
Commercial and industrial	269	4	—	—	280	11	—	—

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Real estate:
One- to four-family residential	$434	$659
Commercial	426	453
Construction	483	541

	$1,343	$1,653

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$110,361	$611	$563	$—	$111,535
Commercial	147,022	—	3,430	—	150,452
Construction	24,368	—	568	—	24,936
Commercial and industrial	11,180	700	264	—	12,144
Consumer and other	7,031	—	—	—	7,031

	$299,962	$1,311	$4,825	$—	$306,098

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2022 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$305	$18	$33	$356	$111,179	$111,535	$—
Commercial	85	—	426	511	149,941	150,452	—
Construction	—	333	150	483	24,453	24,936	—
Commercial and industrial	—	—	—	—	12,144	12,144	—
Consumer and other	—	13	—	13	7,018	7,031	—

	$390	$364	$609	$1,363	$304,735	$306,098	$—

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 (in thousands):

							Loans
							Receivable
			Greater			Total	>90 Days
	30‑59 Days	60‑89 Days	Than 90	Total Past		Loans	and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$142	$46	$308	$496	$105,528	$106,024	$—
Commercial	—	—	453	453	117,813	118,266	—
Construction	—	—	541	541	13,210	13,751	—
Commercial and industrial	—	—	—	—	11,880	11,880	—
Consumer and other	—	—	—	—	3,038	3,038	—

	$142	$46	$1,302	$1,490	$251,469	$252,959	$—

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

No loans were modified during the three and nine months ended September 30, 2022 and 2021 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. One commercial loan troubled debt restructuring and one construction loan troubled debt restructuring completed in prior years are in default for the three and nine months ended September 30, 2022 and 2021, had an aggregate balance of $322,000 and $415,000 as of September 30, 2022 and September 30, 2021, respectively. Total troubled debt restructurings were $873,000 and $949,000 as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, there was no other real estate owned. There was no real estate in process of foreclosure as of September 30, 2022 and December 31, 2021.

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

The following tables present information about the Company’s leases as of and for the three and nine month periods ended September 30, 2022 (dollars in thousands):

Right-to-use assets		$199
Lease liability		201
Weighted average remaining lease term		3.15	years
Weighted average discount rate		1.50%

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2022
Operating lease cost	$15	$47
Short-term lease cost	0	0
Total lease costs	$15	$47

Cash paid for amounts included in the measurement of lease liabilities	$16	$48

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
September 30,
Lease payments due (in thousands)	2022

Three months ending December 31, 2022	$16
Twelve months ending December 31, 2023	66
Twelve months ending December 31, 2024	64
Twelve months ending December 31, 2025	56
Twelve months ending December 31, 2026	4
Total undiscounted cash flows	$206
Discount	5
Lease Liability	201

6. Long-Term Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $3,000,000, expiring on June 30, 2023.  The ACBB unsecured line of credit was increased to $7,500,000 subsequent to September 30, 2022. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under this line of credit at September 30, 2022 and December 31, 2021. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at September 30, 2022 and December 31, 2021.

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 3.11% and 0.28% at September 30, 2022 and December 31, 2021 respectively. The Company had no outstanding borrowings under this line of credit at September 30, 2022 and December 31, 2021.

Maximum borrowing capacity with the FHLB was approximately $145,930,000 and $107,520,000 at September 30, 2022 and December 31, 2021, respectively. The Company has two unfunded letters of credit with FHLB for $8,300,000 at September 30, 2022 and one letter of credit with FHLB for $2,500,000 at December 31, 2021 that is pledged to secure public funds.

Borrowings from the FHLB at September 30, 2022 and December 31, 2021 consist of the following (dollars in thousands):

	September 30,		December 31,
	2022		2021
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2022	3,595	2.36	8,124	2.11
2023	8,557	2.78	8,557	2.78
2024	9,000	3.24	—	—
2026	2,762	1.32	—	—
2027	13,400	2.07	—	—
2032	3,098	1.83	—	—

	$40,412	2.43%	$16,681	2.45%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Commitments to grant loans	$36,541	$24,756
Unfunded commitments under lines of credit	11,579	9,214
Standby letters of credit	3,544	3,213

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of September 30, 2022 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

9. Regulatory Matters

Bank and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020 and was elected by the Bank as of December 31, 2021 and September 30, 2022. In April 2020, the federal banking agencies issued an interim final rule that made temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

			To be Well Capitalized under
			Prompt Corrective Action
September 30, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$36,749	9.73%	$33,998	9.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	35,679	11.65%	$26,769	8.50%

10. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Net income	$414	$1,006	$210	$540

Weighted average common shares outstanding	2,762,919	2,772,420	2,777,250	2,777,250
Less: Average unearned ESOP shares	(211,071)	(211,071)	(222,180)	(222,180)

Average shares	2,551,848	2,561,349	2,555,070	2,555,070

Basic and diluted earnings per share	$0.16	$0.39	$0.08	$0.21

There were no dilutive shares outstanding for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2022, the fair value consists of the recorded investment in the loans of $374,000, net of a valuation allowance of $52,000. At December 31, 2021, the fair value consists of the recorded investment in the loans of $139,000, net of a valuation allowance of $50,000. Impaired loans are included in Loans Receivable in the table below.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,074	$—	$19,074	$—
Treasury securities	14,848	14,848	—	—
Mortgage-backed securities	103	—	103	—
Collateralized mortgage obligations	3,214	—	3,214	—
Mutual funds	757	757	—	—

	$37,996	$15,605	$22,391	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,820	$—	$20,820	$—
Mortgage-backed securities	144	—	144	—
Collateralized mortgage obligations	4,685	—	4,685	—
Mutual funds	849	849	—	—

	$26,498	$849	$25,649	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$374	$—	$—	$374

	$374	$—	$—	$374

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$374	Appraisal of collateral	Selling expenses and discounts (1)	60.4% - 60.4% (60.4%)

December 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	54.0% - 54.0% (54.0%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$22,738	$22,738	$26,864	$26,864
Debt securities - available-for-sale	1 & 2	37,239	37,239	25,649	25,649
Equity securities	1	757	757	849	849
Restricted stocks	2	1,982	1,982	884	884
Loans, net	3	301,381	309,755	249,196	253,558
Accrued interest receivable	1	1,096	1,096	852	852
Bank owned life insurance	2	7,444	7,444	7,313	7,313

Financial liabilities:
Demand deposits, savings, and money market	1	192,925	192,925	174,203	174,203
Certificates of deposit	2	96,703	91,282	76,927	77,291
Long-Term borrowings	2	40,412	39,374	16,681	16,872
Accrued interest payable	1	238	238	195	195

12. Noninterest Revenues

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investments. In addition, certain noninterest income streams such as gains on equity investments, income associated with bank owned life insurance, and loan fees are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts and gains on sale of other real estate owned. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Fees on Deposit Accounts

Service charges on deposit accounts consist of fees on depository accounts, which includes NSF fees, miscellaneous deposit-based service fees, monthly maintenance fees for consumer and commercial, and account analysis and related fees (commercial).

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three  and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest income	2022	2021	2022	2021
In scope of Topic 606 Service charges on deposit accounts	$40	38	$136	129
Debit card income	51	51	149	165
Other service charges	19	21	55	68
Other noninterest income	20	22	39	51
Noninterest income (in scope for Topic 606)	130	132	379	413
Noninterest income (out of scope for Topic 606)	11	54	31	124
Total noninterest income	$141	$186	$410	$537

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

13. Subsequent Event

On November 7, 2022 the Bank entered into a purchase agreement to sell to a third party, the Bank’s corporate headquarters and branch location in Coatesville, Pennsylvania for $950,000. The Bank will lease a portion of the building to use for corporate offices and maintain a branch location. The estimated gain on sale of the land and building is expected to be between $725,000 and $925,000, recognized in the fourth quarter of 2022 or first quarter of 2023.

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

•

geopolitical conditions, including acts or threats of terrorism and/or military conflicts, or actions taken by the U.S. or other governments in response to acts of threats or terrorism and/or military conflicts, negatively impacting business and economic conditions in the U.S. and abroad;

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to increase our consolidated assets by $61.8 million, or 19.6%, from $314.9 million at December 31, 2021 to $376.7 million at September 30, 2022 and increase our deposits by $38.5 million, or 15.3%, from $251.1 million at December 31, 2021 to $289.6 million at September 30, 2022.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest- earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for loan losses and noninterest expenses. Noninterest expenses consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended September 30, 2022, we reported net income of $414,000 compared to net income of $210,000 for the three months ended September 30, 2021. The period over period increase in earnings of $204,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses, provision for loan losses and income tax expense.

For the nine months ended September 30, 2022, we reported net income of $1,006,000 compared to net income of $540,000 for the nine months ended September 30, 2021. The period over period increase in earnings of $466,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses, provision for loan losses and income tax expense.

Impact of COVID-19 Outbreak

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the Paycheck Protection Program (the “PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to help maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. We originated approximately $6.0 million of PPP loans in the first and second quarters of 2021. The PPP program ended in May 2021. As of January 31, 2022, all PPP loans originated by the Company have been fully forgiven. $-0- and $133,000 of loan income (interest and fees) for PPP loans was recognized for the three months ended September 30 2022 and 2021, respectively. $28,000 and $192,000 of loan income (interest and fees) for PPP loans was recognized for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; and (8) quality of loan review and board of directors oversight. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations. During 2022, these qualitative factors have begun to be adjusted downward to reflect current improved conditions. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets. Total assets increased $61.8 million to $376.7 million at September 30, 2022 from $314.9 million at December 31, 2021. The increase in assets was primarily due to increases in net loans receivable and debt securities available-for-sale. Growth was driven by loan growth and investment of liquidity in treasury securities. Gross loans increased $53.1 million to $306.1 million at September 30, 2022 from $253.0 million at December 31, 2021, primarily due to growth in the commercial and construction real estate portfolios. Debt securities available-for-sale increased $11.6 million to $37.2 million at September 30, 2022 from $25.6 million at December 31, 2021, primarily due to the purchase of $19.9 million of treasury securities, partially offset by a combination of a decrease in the fair market value of debt securities available-for-sale due to the increase in market interest rates during the first nine months of 2022 and principal repayments on mortgage-backed securities.

Net loans receivable increased $52.2 million, or 20.9%, to $301.4 million at September 30, 2022 from $249.2 million at December 31, 2021 primarily due to increases in commercial and construction real estate portfolios. Commercial real estate loans increased $32.2 million, or 27.2%, to $150.5 million at September 30, 2022 from $118.3 million at December 31, 2021. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Construction real estate loans increased $11.1 million, or 81.3%, to $24.9 million at September 30, 2022 from $13.8 million at December 31, 2021 primarily due to new construction real estate loans and to a lesser extent draws on existing commitments. One-to four-family residential real estate loans increased $5.5 million, or 5.2%, to $111.5 million at September 30, 2022 from $106.0 million at December 31, 2021. All PPP loans were fully forgiven as of January 31, 2022, previously classified as commercial and industrial loans.

Debt securities available-for-sale increased $11.6 million, or 45.2%, to $37.2 million at September 30, 2022 from $25.6 million at December 31, 2021 due to the purchase of $19.9 million of treasury securities, partially offset by $5.0 million of treasury securities maturing, a $2.2 million year to date decrease in the fair market value of debt securities available for sale due to the increase in market interest rates and $1.2 million of principal repayments on mortgage-backed securities during the first nine months of 2022.

Deposits and borrowings. Total deposits increased $38.5 million, or 15.3%, to $289.6 million at September 30, 2022 from $251.1 million at December 31, 2021. The increase in our deposits reflected a $19.6 million increase in certificates of deposit, a $11.5 million increase in interest-bearing demand accounts, a $4.7 million increase in money market accounts, a $1.9 million increase in non-interest-bearing demand deposits and an $825,000 increase in savings accounts. Demand deposits, money market accounts and savings accounts increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering a deposit special and increasing listing service deposits.

Total borrowings from the Federal Home Loan Bank of Pittsburgh increased $23.7 million, or 142.3%, to $40.4 million at September 30, 2022 from $16.7 million at December 31, 2021 due to additional advances to fund future loan originations.

Stockholders’ Equity. Stockholders’ equity decreased $1.2 million, or 2.7%, to $44.6 million at September 30, 2022 from $45.8 million at December 31, 2021. The decrease was due to an increase of $1.7 million in accumulated other comprehensive loss as a result of a decrease in the fair market value of our debt securities available-for-sale year to date 2022 and the repurchase of 37,789 shares of stock for $498,000, partially offset by year to date net income of $1.0 million.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

General. Net income increased $204,000 or 97.1%, to $414,000 for the three months ended September 30, 2022 from $210,000 for the three months ended September 30, 2021. The $204,000 period over period increase in earnings was attributable to a $1.0 million increase in interest and dividend income, partially offset by a $316,000 increase in noninterest expenses, a $263,000 increase in the provision for loan losses, a $157,000 increase in interest expense, a $51,000 increase in income tax expense and a $45,000 decrease in noninterest income.

Interest and dividend income. Total interest and dividend income increased $1.0 million, or 39.1%, to $3.7 million for the three months ended September 30, 2022 from $2.7 million for the three months ended September 30, 2021. The increase in interest and dividend income was the result of a $66.7 million increase period over period in the average balance of interest-earning assets, driven by a $73.8 million increase in average loan balances and a $13.5 million increase in average debt and equity securities available for sale, partially offset by a $21.7 million decrease in average cash and cash equivalents.

Interest income on loans, including fees, increased $810,000, or 31.7%, to $3.4 million for the three months ended September 30, 2022 as compared to $2.6 million for the three months ended September 30, 2021, reflecting an increase in the average balance of loans to $298.4 million for the three months ended September 30, 2022 from $224.6 million for the three months ended September 30, 2021 and a three basis points increase in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial and construction real estate loans reflecting our strategy to grow commercial lending. The average yield on loans increased to 4.52% for the three months ended September 30, 2022 from 4.49% for the three months ended September 30, 2021, as a result of the new loans being booked at higher yields and the adjustable rate portfolio increasing due to the rising interest rate environment. The three months ended September 30, 2022 and 2021 included $-0- and $133,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $73,000, or 94.8%, to $150,000 for the three months ended September 30, 2022 from $77,000 for the three months ended September 30, 2021. The $56,000 increase in interest income on debt and equity securities available for sale for the three months ended September 30, 2022 from the three months ended September 30, 2021 was due to an increase in the average balance of debt and equity securities available for sale of $13.5 million, or 47.3%, to $41.9 million for the three months ended September 30, 2022 from $28.4 million for the three months ended September 30, 2021, and a 25 basis points increase in the average yield on debt and equity securities available for sale to 1.18% for the three months ended September 30, 2022 from 0.93% for the three months ended September 30, 2021. The increase in the average balance of debt and equity securities available for sale was primarily due to the purchase of $19.9 million of treasury securities during the nine months ended September 30, 2022. The average yield on debt and equity securities available for sale increased due to the higher yield on the treasury securities purchased in 2022. Restricted stocks income is also included in the interest income on securities. Restricted stock income increased $17,000 for the three months ended September 30, 2022 from the three months ended September 30, 2021 due to an increase in the average balance of restricted stocks of $1.1 million, or 120.7%, to $2.0 million for the three months ended September 30, 2022 from $890,000 for the three months ended September 30, 2021 and a 112 basis points increase in the average yield on restricted stocks. The increase in the average yield on restricted stock was due to the Federal Home Loan Bank dividend yield increasing in 2022.

Interest income on cash and cash equivalents increased $153,000, or 850.0%, to $171,000 for the three months ended September 30, 2022, from $18,000 for the three months ended September 30, 2021. The increase in interest income on cash and cash equivalents was primarily attributable to an increase in the average yield on cash and cash equivalents of 189 basis points to 2.02% for the three months ended September 30, 2022 from 0.13% for the three months ended September 30, 2021, partially offset by a decrease in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 300 basis points during the first three quarters of 2022. The decrease in the average balance of cash and cash equivalents of $21.7 million, or 39.4%, to $33.3 million for the three months ended September 30, 2022 from $55.0 million for the three months ended September 30, 2021 was due to funding loan originations and investing in treasury securities.

Interest expense. Interest expense increased $157,000, or 29.2%, to $695,000 for the three months ended September 30, 2022 20from $538,000 for the three months ended September 30, 2021 as a result of an increase in interest expense on borrowings and deposits. The increase was due to an increase in the average balance of interest-bearing liabilities of $70.1 million to $312.4 million for the three months ended September 30, 2022 from $242.3 million for the three months ended September 30, 2021 and a one basis point increase in the average cost of interest-bearing liabilities from 0.88% for the three months ended September 30, 2021 to 0.89% for the three months ended September 30, 2022.

Interest expense on deposits increased $32,000, or 7.4%, to $466,000 for the three months ended September 30, 2022 from $434,000 for the three months ended September 30, 2021 as a result of an increase of $46.2 million in the average balance of our interest-bearing deposits, partially offset by a 13 basis points decrease in the average cost of interest-bearing deposits due to the decrease in average cost of certificates of deposit. The increase in the average balance of our transaction accounts primarily reflected management’s focus on increasing the commercial deposit accounts of its customers in 2022. The decrease in the average cost of deposits was primarily due to a 34 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.18% for the three months ended September 30, 2022 from 1.52% for the three months ended September 30, 2021. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased by eight basis points to 0.43% for the three months ended September 30, 2022 from 0.35% for the three months ended September 30, 2021, combined with the increase in the average balance of interest-bearing transaction accounts of $33.9 million to $180.1 million for the three months ended September 30, 2022 from $146.2 million for the three months ended September 30, 2021. The weighted average rate paid on deposits, including non-interest bearing deposits, decreased one basis point to 0.62% for the three months ended September 30, 2022 from 0.63% for the three months ended September 30, 2021 as a result of replacing new certificates of deposit upon the maturing of existing certificates of deposit at lower rates during the first nine months of 2022.

Interest expense on Federal Home Loan Bank borrowings increased $125,000, or 120.2%, to $229,000 for the three months ended September 30, 2022 from $104,000 for the three months ended September 30, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by a $23.9 million increase in our average balance of Federal Home Loan Bank borrowings to $40.6 million for the three months ended September 30, 2022 compared to $16.7 million for the three months ended September 30, 2021 as a result of liquidity needs in the rising rate environment, partially offset by a decrease in the average cost of these funds of 22 basis points to 2.23% for the three months ended September 30, 2022 from 2.45% for the three months ended September 30, 2021 as lower cost borrowings were purchased during 2022 compared to the average cost during 2021.

Net interest income. Net interest income increased $879,000, or 41.7%, to $3.0 million for the three months ended September 30, 2022 as compared to $2.1 million for the three months ended September 30, 2021. The increase in net interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the increase in interest income on loans, partially offset by an increase in interest expense on borrowings. Our net interest margin increased 48 basis points to 3.19% for the three months ended September 30, 2022 from 2.71% for the three months ended September 30, 2021. Our net interest rate spread increased 53 basis points to 3.04% for the three months ended September 30, 2022 from 2.51% for the three months ended September 30, 2021. Average net interest-earning assets decreased by $3.3 million to $63.3 million for the three months ended September 30, 2022 from $66.6 million for the three months ended September 30, 2021.

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

Based on our evaluation of the above factors, we recorded a $346,000 provision for loan losses for the three months ended September 30, 2022 compared to an $83,000 provision for loan losses for the three months ended September 30, 2021. The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the current quarter driven by no charge- offs in 2021 and no charge-offs to date in 2022. The qualitative factors have been adjusted to account for an increase in delinquencies for a commercial and industrial loan that is moving towards becoming greater than 90 days past due in the fourth quarter 2022 with a downgrade to substandard status and likely impairment and a required specific reserve allocation.  The increase in the unallocated allowance was attributable to the unknown risks for the remainder of 2022 as interest rates continue to rise.  The impact on client cash flows as a result of increased financing costs and loans repricing  and the resultant impact on delinquencies and the loan portfolio is unknown. The allowance for loan losses was $3.8 million, or 1.24%, of loans outstanding at September 30, 2022 and $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$40	$38	$2	5.3%
(Loss) gain on equity investments	(33)	8	(41)	(512.5)
Bank owned life insurance income	44	46	(2)	(4.3)
Debit card income	51	51	—	—
Other service charges	19	21	(2)	(9.5)
Other income	20	22	(2)	(9.1)
Total noninterest income	$141	$186	$(45)	(24.2)%

Noninterest income decreased by $45,000, or 24.2%, to $141,000 for the three months ended September 30, 2022 from $186,000 for the three months ended September 30, 2021. The decrease in noninterest income resulted primarily from an increase in the loss on equity investments. The loss on equity investments increased $41,000 as a result of the decrease in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,216	$1,051	$165	15.7%
Occupancy and equipment	173	153	20	13.1
Data and item processing	254	241	13	5.4
Advertising and marketing	37	37	—	—
Professional fees	186	135	51	37.8
Directors’ fees	60	60	—	—
FDIC insurance premiums	38	59	(21)	(35.6)
Pennsylvania shares tax	84	—	84	100.0
Debit card expenses	36	33	3	9.1
Other	187	186	1	0.5
Total noninterest expenses	$2,271	$1,955	$316	16.2%

Noninterest expenses increased $316,000, or 16.2%, to $2.3 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $165,000, Pennsylvania shares tax of $84,000 and professional fees of $51,000, partially offset by a decrease in FDIC insurance premiums of $21,000. Salaries and employee benefits expense increased $165,000 primarily due to the hiring of additional staff and annual salary increases. Pennsylvania shares tax increased $84,000 due to the Bank being subject to the tax as part of the mutual to stock conversion. Professional fees increased $51,000 primarily due to ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. FDIC insurance premiums decreased $21,000 due to the decrease in the FDIC quarterly multiplier when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021.

Income tax expense. Income tax expense increased $51,000, to $98,000 for the three months ended September 30, 2022 from $47,000 for the three months ended September 30, 2021. The effective tax rates were 19.1% and 18.3% for the three month periods ended September 30, 2022 and 2021, respectively. The increase in income tax expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to an increase in income before income taxes.

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

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$298,418	$3,362	4.52%	$224,574	$2,552	4.49%
Debt and equity securities available for sale	41,938	124	1.18%	28,469	68	0.93%
Restricted stocks	1,964	26	5.31%	890	9	4.19%
Cash and cash equivalents	33,349	171	2.02%	55,038	18	0.13%
Total interest-earning assets	375,669	3,683	3.93%	308,971	2,647	3.39%
Noninterest-earning assets	12,200			10,169
Total assets	$387,869			$319,140

Interest-bearing liabilities:
Interest-bearing demand deposits	$85,097	62	0.29%	$74,316	55	0.29%
Savings deposits	22,983	20	0.36%	20,907	18	0.34%
Money market deposits	72,045	113	0.63%	51,005	57	0.45%
Certificates of deposit	91,676	271	1.18%	79,371	304	1.52%
Total interest-bearing deposits	271,801	466	0.63%	225,599	434	0.76%
Long-term borrowings	40,590	229	2.23%	16,730	104	2.45%
Total interest-bearing liabilities	312,391	695	0.89%	242,329	538	0.88%
Noninterest-bearing demand deposits (1)	25,386			46,389
Other noninterest-bearing liabilities	1,765			(762)
Total liabilities	339,542			287,956
Stockholders' equity	48,327			31,184
Total liabilities and stockholders' equity	$387,869			$319,140
Net interest income		$2,988			$2,109
Net interest rate spread (2)			3.04%			2.51%
Net interest-earning assets (3)	$63,278			$66,642
Net interest margin (4)			3.19%			2.71%
Average interest-earning assets to interest-bearing liabilities	120.26%			127.50%

(1)	Includes stock subscriptions restricted deposits in 2021, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Three Months Ended
	September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$302	$8	$310
Debt and equity securities available for sale	32	24	56
Restricted stocks	11	6	17
Cash and cash equivalents	(7)	160	153
Total interest-earning assets	338	198	536

Interest-bearing liabilities:
Interest-bearing demand deposits	8	(1)	7
Savings deposits	2	—	2
Money market deposits	24	32	56
Certificates of deposit	47	(80)	(33)
Total deposits	81	(49)	32
Borrowings	147	(22)	125
Total interest-bearing liabilities	228	(71)	157
Change in net interest income	$110	$269	$379

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021

General. Net income increased $466,000, or 86.3%, to $1,006,000 for the nine months ended September 30, 2022 from $540,000 for the nine months ended September 30, 2021. The $466,000 period over period increase in earnings was attributable to a $2.3 million increase in interest and dividend income, partially offset by an $851,000 increase in noninterest expenses, a $418,000 increase in the provision for loan losses, a $271,000 increase in interest expense, a $127,000 decrease in noninterest income and a $120,000 increase in income tax expense.

Interest and dividend income. Total interest and dividend income increased $2.3 million, or 30.6%, to $9.6 million for the nine months ended September 30, 2022 from $7.4 million for the nine months ended September 30, 2021. The increase in interest and dividend income was the result of a $72.5 million increase period over period in the average balance of interest-earning assets, driven by a $71.0 million increase in average loan balances and a $5.4 million increase in the average balance of debt and equity securities available for sale, partially offset by a $4.7 million decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $1.9 million, or 27.3%, to $9.0 million for the nine months ended September 30, 2022 as compared to $7.1 million for the nine months ended September 30, 2021, reflecting an increase in the average balance of loans to $282.4 million for the nine months ended September 30, 2022 from $211.4 million for the nine months ended September 30, 2021 partially offset by a 21 basis points decrease in the average yield on loans. The increase in the average balance of loans was due primarily to increases in the average balances of commercial and construction real estate loans reflecting our strategy to grow commercial lending. The average yield on loans decreased to 4.26% for the nine months ended September 30, 2022 from 4.47% for the nine months ended September 30, 2021, as a result of the low interest rate environment when new loans were originated in the fourth quarter of 2021 and first quarter of 2022. The nine months ended September 30, 2022 and 2021 included $28,000 and $192,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $76,000, or 29.8%, to $331,000 for the nine months ended September 30, 2022 from $255,000 for the nine months ended September 30, 2021. The increase in interest income on debt and equity securities available for sale of $58,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was due to an increase in the average balance of debt and equity securities available for sale of $5.4 million, or 18.9%, to $34.1 million for the nine months ended September 30, 2022 from $28.7 million for the nine months ended September 30, 2021 and a seven basis points increase in the average yield on debt and equity securities available for sale to 1.09% for the nine months ended September 30, 2022 from 1.02% for the nine months ended September 30, 2021. The increase in the average balance of debt and equity securities available for sale was primarily due to the purchase of $19.9 million of treasury securities during the nine months ended September 30, 2022. Restricted stocks income is also included in the interest income on securities. Restricted stock income increased $18,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 due to an increase in the average balance of restricted stocks of $844,000, or 92.8%, to $1.8 million for the nine months ended September 30, 2022 from $909,000 for the nine months ended September 30, 2021, partially offset by a 107 basis points decrease in the average yield on restricted stocks to 4.00% for the nine months ended September 30, 2022 from 5.07% for the nine months ended September 30, 2021. The decrease in average yield on restricted stock was due to the Federal Home Loan Bank dividend being paid in arrears and the average balance increasing.

Interest income on cash and cash equivalents increased $243,000, or 837.9%, to $272,000 for the nine months ended September 30, 2022, from $35,000 for the nine months ended September 30, 2021. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 76 basis points to 0.84% for the nine months ended September 30, 2022 from 0.08% for the nine months ended September 30, 2021, partially offset by a decrease in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 300 basis points during the first three quarters of 2022. The decrease in the average balance of cash and cash equivalents of $4.7 million, or 10.0%, to $42.4 million for the nine months ended September 30, 2022 from $47.1 million for the nine months ended September 30, 2021 was due to funding loan originations and investing in treasury securities.

Interest expense. Interest expense increased $271,000, or 16.3%, to $1.9 million for the nine months ended September 30, 2022 20from $1.7 million for the nine months ended September 30, 2021 as a result of an increase in interest expense on borrowings and deposits. The increase was due to an increase in the average balance of interest-bearing liabilities of $58.9 million to $297.7 million for the nine months ended September 30, 2022 from $238.9 million for the nine months ended September 30, 2021, partially offset by a six basis points decrease in the average cost of interest-bearing liabilities from 0.93% for the nine months ended September 30, 2021 to 0.87% for the nine months ended September 30, 2022.

Interest expense on deposits increased $26,000, or 1.9%, at $1.4 million for the nine months ended September 30, 2022 and for the nine months ended September 30, 2021 as a result of an increase in the average balance of our interest-bearing deposits, partially offset by a 20 basis points decrease in the average cost of interest-bearing deposits. The increase in the average balance of our transaction accounts primarily reflected management’s focus on increasing the commercial deposit accounts of its customers in 2022. The increase in the average balance of interest-bearing transaction accounts of $32.2 million to $171.4 million for the nine months ended September 30, 2022 from $139.2 million for the nine months ended September 30, 2021, partially offset by the average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts decreased two basis points to 0.37% for the nine months ended September 30, 2022 from 0.39% for the nine months ended September 30, 2021. The decrease in the average cost of deposits was primarily due to a 28 basis points decrease in the average cost of certificates of deposit, traditionally our higher costing deposits, to 1.29% for the nine months ended September 30, 2022 from 1.57% for the nine months ended September 30, 2021. The weighted average rate paid on deposits, including non-interest bearing deposits, decreased two basis points to 0.64% for the nine months ended September 30, 2022 from 0.66% for the nine months ended September 30, 2021 as a result of replacing new certificates of deposit upon the maturing of existing certificates of deposit at lower rates.

Interest expense on Federal Home Loan Bank borrowings increased $245,000, or 77.3%, to $562,000 for the nine months ended September 30, 2022 from $317,000 for the nine months ended September 30, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by an $18.9 million increase in our average balance of Federal Home Loan Bank borrowings to $36.1 million for the nine months ended September 30, 2022 compared to $17.2 million for the nine months ended September 30, 2021 as a result of increasing our liquidity in the rising rate environment, partially offset by a decrease in the average cost of these funds of 39 basis points to 2.05% for the nine months ended September 30, 2022 from 2.44% for the nine months ended September 30, 2021 as lower cost borrowings were purchased in the first three quarters of 2022.

Net interest income. Net interest income increased $2.0 million, or 34.8%, to $7.7 million for the nine months ended September 30, 2022 as compared to $5.7 million for the nine months ended September 30, 2021. The increase in net interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the increases in interest income on loans, debt securities available-for-sale and cash and cash equivalents, partially offset by an increase in interest expense on borrowings. Average net interest-earning assets increased by $13.6 million to $62.9 million for the nine months ended September 30, 2022 from $49.3 million for the nine months ended September 30, 2021. Our net interest margin increased 20 basis points to 2.85% for the nine months ended September 30, 2022 from 2.65% for the nine months ended September 30, 2021. Our net interest rate spread increased 20 basis points to 2.69% for the nine months ended September 30, 2022 from 2.49% for the nine months ended September 30, 2021.

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

Based on our evaluation of the above factors, we recorded a $639,000 provision for loan losses for the nine months ended September 30, 2022 compared to a $221,000 provision for loan losses for the nine months ended September 30, 2021. The increase in the provision for loan losses was primarily driven by loan growth. We have seen a decrease in historical loss factors in the first three quarters of 2022 driven by no charge-offs in 2021 and no charge-offs to date in 2022. The qualitative factors have been adjusted to account for an increase in delinquencies for a commercial and industrial loan that is moving towards becoming greater than 90 days past due in the fourth quarter 2022 with a downgrade to substandard status and likely impairment and a required specific reserve allocation.  The increase in the unallocated allowance was attributable to the unknown risks for the remainder of 2022 as interest rates continue to rise.  The impact on client cash flows as a result of increased financing costs and loans repricing  and the resultant impact on delinquencies and the loan portfolio is unknown. The allowance for loan losses was $3.8 million, or 1.24%, of loans outstanding at September 30, 2022 and $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$136	$129	$7	5.4%
Loss on equity investments	(100)	(6)	(94)	1,566.7
Bank owned life insurance income	131	130	1	0.8
Debit card income	149	165	(16)	(9.7)
Other service charges	55	68	(13)	(19.1)
Other income	39	51	(12)	(23.5)
Total noninterest income	$410	$537	$(127)	(23.6)%

Noninterest income decreased by $127,000, or 23.6%, to $410,000 for the nine months ended September 30, 2022 from $537,000 for the nine months ended September 30, 2021. The decrease in noninterest income resulted primarily from an increase in the loss on equity investments. The loss on equity investments increased $94,000 as a result of the decrease in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,256	$2,865	$391	13.6%
Occupancy and equipment	491	441	50	11.3
Data and item processing	747	728	19	2.6
Advertising and marketing	84	65	19	29.2
Professional fees	503	305	198	64.9
Directors’ fees	182	182	—	—
FDIC insurance premiums	76	163	(87)	(53.4)
Pennsylvania shares tax	247	—	247	100.0
Debit card expenses	105	106	(1)	(0.9)
Other	522	507	15	3.0
Total noninterest expenses	$6,213	$5,362	$851	15.9%

Noninterest expenses increased $851,000, or 15.9%, to $6.2 million for the nine months ended September 30, 2022 from $5.4 million for the nine months ended September 30, 2021. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $391,000, Pennsylvania shares tax of $247,000 and professional fees of $198,000, partially offset by a decrease in FDIC insurance premiums of $87,000. Salaries and employee benefits expense increased $391,000 primarily due to ESOP expense beginning in the third quarter of 2021, the hiring of additional staff and annual salary increases. Pennsylvania shares tax increased $247,000 due to the Bank being subject to the tax as part of the mutual to stock conversion. Professional fees increased $198,000 primarily due to ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. FDIC insurance premiums decreased $87,000 due to the decrease in the FDIC quarterly multiplier when comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

Income tax expense. Income tax expense increased $120,000, to $234,000 for the nine months ended September 30, 2022 from $114,000 for the nine months ended September 30, 2021. The effective tax rates were 18.9% and 17.4% for the nine month periods ended September 30, 2022 and 2021, respectively. The increase in income tax expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to an increase in income before income taxes.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (5)	Balance	Interest	Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$282,373	$9,015	4.26%	$211,415	$7,081	4.47%
Debt and equity securities available for sale	34,093	278	1.09%	28,682	220	1.02%
Restricted stocks	1,753	53	4.00%	909	35	5.07%
Cash and cash equivalents	42,415	272	0.84%	47,126	29	0.08%
Total interest-earning assets	360,634	9,618	3.56%	288,132	7,365	3.42%
Noninterest-earning assets	9,281			8,791
Total assets	$369,915			$296,923

Interest-bearing liabilities:
Interest-bearing demand deposits	$79,069	168	0.28%	$71,375	159	0.30%
Savings deposits	22,506	59	0.35%	20,275	51	0.34%
Money market deposits	69,840	277	0.53%	47,583	171	0.48%
Certificates of deposit	90,248	870	1.29%	82,505	967	1.57%
Total interest-bearing deposits	261,663	1,374	0.64%	221,738	1,348	0.84%
Long-term borrowings	36,082	562	2.05%	17,135	317	2.44%
Total interest-bearing liabilities	297,745	1,936	0.87%	238,873	1,665	0.93%
Noninterest-bearing demand deposits (1)	25,140			32,663
Other noninterest-bearing liabilities	1,445			556
Total liabilities	324,330			272,092
Stockholders' equity	45,585			24,831
Total liabilities and stockholders' equity	$369,915			$296,923
Net interest income		$7,682			$5,700
Net interest rate spread (2)			2.69%			2.49%
Net interest-earning assets (3)	$62,889			$49,259
Net interest margin (4)			2.85%			2.65%
Average interest-earning assets to interest-bearing liabilities	121.12%			120.62%

(1)	Includes stock subscriptions restricted deposits in 2021, whereas interest was calculated by the Bank at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized.

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

	Nine Months Ended
	September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$2,372	$(438)	$1,934
Debt and equity securities available for sale	41	17	58
Restricted stocks	32	(14)	18
Cash and cash equivalents	(3)	246	243
Total interest-earning assets	2,442	(189)	2,253

Interest-bearing liabilities:
Interest-bearing demand deposits	17	(8)	9
Savings deposits	6	2	8
Money market deposits	80	26	106
Certificates of deposit	91	(188)	(97)
Total deposits	194	(168)	26
Borrowings	346	(101)	245
Total interest-bearing liabilities	540	(269)	271
Change in net interest income	$1,902	$80	$1,982

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

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We have worked with our customers affected by COVID-19 and accommodated a significant amount of loan modifications across our loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings. As of September 30, 2022, we are no longer tracking COVID-19 deferrals as all of these loans have returned to normal payment status.

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at September 30, 2022 or as of December 31, 2021.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $322,000 and $379,000 as of September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$434	$659
Commercial	426	453
Construction	483	541
Commercial and industrial	—	—
Consumer	—	—
Total non-accrual loans	1,343	1,653

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,343	$1,653
Foreclosed assets	—	—
Total non-performing assets	$1,343	$1,653

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	172	190
Construction	150	189
Commercial and industrial	—	—
Consumer	—	—
Total	$322	$379

Total accruing troubled debt restructured loans	$551	$570
Total non-performing loans to total loans	0.44%	0.65%
Total non-accrual loans to total loans	0.44%	0.65%
Total non-performing assets to total assets	0.36%	0.52%

Non-performing loans were $1.3 million, or 0.44% of total loans, at September 30, 2022 and $1.7 million, or 0.65% of total loans, at December 31, 2021. During the nine months ended September 30, 2022, payments on non-accrual loans and the return of a non-accrual loan to accruing status attributed to the decrease in non-accrual loans.

Allowance for loan losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)		(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,439	$2,993	$3,145	$2,854
Provision for loan losses	346	83	639	221
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total charge-offs	—	—	—	—

Recoveries:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	2	1	3	2
Consumer	—	—	—	—
Total recoveries	2	1	3	2

Net (charge-offs) recoveries	2	1	3	2

Allowance at end of period	$3,787	$3,077	$3,787	$3,077

Allowance to non-accrual loans	281.98%	181.53%	281.98%	181.53%
Allowance to total loans outstanding at the end of the period	1.24%	1.34%	1.28%	1.34%
Net (charge-offs) recoveries to average loans outstanding during the period	—%	—%	—%	—%

The provision for loan losses increased $263,000, or 316.9%, to $346,000 for the three months ended September 30, 2022 from $83,000 for the three months ended September 30, 2021. The provision for loan losses increased $418,000, or 189.1%, to $639,000 for the nine months ended September 30, 2022 from $221,000 for the nine months ended September 30, 2021. The increase for both periods ended September 30, 2022 was due to loan growth. We have seen a decrease in historical loss factors driven by no charge-offs in 2021 and no charge-offs to date in 2022.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At September 30, 2022, we had the ability to borrow approximately $145.9 million from the Federal Home Loan Bank of Pittsburgh, of which $40.4 million had been advanced in addition to $8.3 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at September 30, 2022, we had the ability to borrow $3.0 million from the Atlantic Community Bankers Bank and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at September 30, 2022. We did  borrow overnight against the credit line with the Atlantic Community Bankers Bank but did not borrow on the Federal Reserve Bank of Philadelphia during the nine months ended September 30, 2022 or 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the nine months ended September 30, 2022 and 2021, our liquidity ratio averaged 10.8% and 20.9%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaled $22.7 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $37.2 million at September 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2022, totaled $41.2 million, or 42.6% of our certificates of deposit, and 14.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At September 30, 2022, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See Note 9 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding commitments to originate loans of $36.5 million, unused lines of credit totaling $11.6 million and $3.5 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $41.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. Higher inflation and its impacts, nationally or in the markets that the Company servers could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans and deposits and increases in loan delinquencies and defaults.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2022.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2022:

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
July 1 through July 31, 2022	—	$—	—	—
August 1 through August 31, 2022	37,789	13.18	37,789	239,936
September 1 through September 30, 2022	—	—	—	—
Total	37,789	$13.18	37,789	239,936

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program will expire on August 1, 2023, unless extended by the Board of Directors.

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

Date: November 10, 2022

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)