Form 10-K
period 2022-12-31
PB Bankshares, Inc.
filed 2023-03-28
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

\

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2022 was $31,432,976.

As of March 27, 2023 there were 2,809,425 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•	conditions relating to the COVID-19 pandemic;
•political instability or civil unrest;
•acts of war or terrorism;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

The Company is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”). At December 31, 2022, the Company had total consolidated assets of $386.3 million, total deposits of $289.5 million and total stockholders’ equity of $46.0 million.

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

From our founding in 1919 until 2019, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding into commercial real estate and commercial and industrial lending to small businesses. In addition, we have strengthened and continue to modernize our operations through upgrades to our credit underwriting, information technology and compliance operations. Consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits by our loan production office model.

Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and commercial and industrial loans in an effort to continue the diversification of our loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises and U.S. government and agency securities. We offer a variety of deposit accounts, including demand deposit accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Pittsburgh, to fund our operations as necessary.

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

Chester County’s total population for 2022 is estimated at 541,519, approximately 8.5% growth since 2010. Chester County’s population growth is projected to be 3.30% between 2021 and 2026. A relatively high percentage of Chester County’s non-farm, non-government workforce is in the services industry sector, estimated at over 32% of the labor force. Other significant employer industries in the county include education, healthcare and social services at an aggregate 23% of the labor force and finance/insurance/real estate at 18% of the labor force. Median household income for 2022 in Chester County is estimated to be $112,904.

Lancaster County’s total population for 2022 is estimated at 559,692, which is expected to grow 3.01% between 2021 and 2026. Education, healthcare and social services industry represents in the aggregate over 22% of the labor force. Other significant employer industries in Lancaster County include services and retail trade. Median household income in Lancaster County for 2022 is estimated to be $77,888.

Dauphin County is home to the Commonwealth’s capital city of Harrisburg. Dauphin County’s total population for 2022 is estimated at 290,061, approximately 8.19% growth since 2010. Dauphin County’s population growth is projected to be 3.17% between 2021 and 2026. The services industry represents 32% of the labor force. Other significant employer industries include education, healthcare and social services and finance/insurance/real estate. Median household income in Dauphin County for 2022 is estimated to be $68,105.

We also serve customers in Cumberland and Lebanon Counties. With total populations of 264,281 and 145,195, respectively, estimated for 2022, Cumberland and Lebanon counties were two of the fastest growing counties in Pennsylvania since 2010.

Unemployment rates as of December 2022 and 2021 are set forth in the following table.

Region	December 2022	December 2021
United States	3.5%	3.9%
Pennsylvania	4.3%	5.4%
Chester County	2.4%	3.7%
Lancaster County	2.5%	3.7%
Dauphin County	3.1%	4.0%
Cumberland County	2.4%	4.0%
Lebanon County	2.6%	4.3%

Major employers in Presence Bank’s market area are Vanguard Group, QVC Network, The Chester County Hospital, Lancaster General Hospital, Mutual Assistance Group and Giant Food Stores.

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

As of June 30, 2022 (the latest date for which information is available), our deposit market share was 1.0% in Chester County, Pennsylvania and less than 1.0% of total deposits in Lancaster County, Pennsylvania.

Lending Activities

General. Our primary business has traditionally been the origination of one- to four-family residential real estate loans, most of which were fixed-rate loans. Our principal lending activity has transitioned to an emphasis on the origination of commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. We intend to maintain an increased emphasis on commercial real estate and commercial and industrial lending, in an effort to further diversify our loan portfolio and increase the average yield earned on our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. At December 31, 2022 and 2021, we had no loans held for sale.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One- to four-family residential	$110,387	36.14%	$106,024	41.91%
Commercial	148,567	48.64	118,266	46.75
Construction (1)	20,406	6.68	13,751	5.44
Commercial and industrial	17,874	5.85	11,880	4.70
Consumer and other	8,203	2.69	3,038	1.20
	305,437	100.00%	252,959	100.00%
Less:
Net deferred loan fees	(590)		(618)
Allowance for losses	(3,992)		(3,145)
Total loans	$300,855		$249,196
(1)	Represents amounts disbursed at December 31, 2022 and 2021. The undrawn amounts of the construction loans totaled $20.0 million and $13.9 million at December 31, 2022 and 2021, respectively.

Contractual Maturities. The following table summarizes the scheduled repayments of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential	Commercial
	Real Estate	Real Estate	Construction

	(In thousands)
Amounts due in:
One year or less	$1,926	$6,881	$2,678
More than one to five years	1,822	2,533	6,642
More than five to 15 years	55,400	110,685	10,250
More than 15 years	51,239	28,468	836
Total	$110,387	$148,567	$20,406

	Commercial	Consumer
	and Industrial	and Other	Total

	(In thousands)
Amounts due in:
One year or less	$9,662	$4,127	$25,274
More than one to five years	1,938	26	12,961
More than five to 15 years	6,274	4,050	186,659
More than 15 years	—	—	80,543
Total	$17,874	$8,203	$305,437

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family residential	$102,246	$6,215	$108,461
Commercial	125,226	16,460	141,686
Construction	12,341	5,387	17,728
Commercial and industrial	8,212	—	8,212
Consumer and other	4,026	50	4,076
Total loans	$252,051	$28,112	$280,163

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2022, one- to four-family residential real estate loans totaled $110.4 million, or 36.1% of our total loan portfolio. At December 31, 2022, we had $98.8 million of our one- to four-family residential real estate loans in the first lien position and $11.6 million in a junior lien position. The average principal loan balance of our one- to four-family residential real estate loans was $129,000 at December 31, 2022.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. However, as we continue to diversify our loan portfolio and increase our income sources, we may seek to sell one- to four-family residential real estate loans that we originate in the future into the secondary market. We currently primarily originate adjustable-rate one- to four-family residential real estate loans, but we do, on a much more limited basis, originate fixed-rate long-term loans. At December 31, 2022, $102.3 million, or 94.3% of our one- to four-family residential real estate loans had fixed rates of interest, and $6.2 million, or 5.7% of our one- to four-family residential real estate loans, had adjustable rates of interest for loans due after one year. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans without penalty. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the purchase price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 85%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of three, five, seven or ten years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 5% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 18% and a floor of 4%.

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

At December 31, 2022, we had $38.9 million, or 35.2% of the one- to four-family residential real estate loan portfolio, secured by non-owner occupied properties. In cases where the borrower (owner of the property) is not the individual, we generally require personal guarantees from the principals owning these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties. The interest rate on these loans are generally fixed for up to five years.

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

Our one- to four-family residential real estate loans also include home equity lines of credit. Our home equity lines of credit are secured by either first mortgages or second mortgages on owner-occupied one- to four-family residences. At December 31, 2022, we had $8.7 million of outstanding home equity lines of credit. At December 31, 2022, the unadvanced portion of home equity lines of credit totaled $11.5 million.

The underwriting standards utilized for home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratio for our home equity lines of credit is generally limited to 85% when combined with the first security lien, if applicable. Our home equity lines of credit generally have 10-year draw period and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate as published in The Wall Street Journal.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2022, we had $148.6 million in commercial real estate loans, representing 48.4% of our total loan portfolio.

Our commercial real estate loans generally have fixed rates with terms of three, five, seven or ten years and amortization terms of 20 to 30 years, with a balloon payment due at the end of the term. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Our commercial real estate loans are typically secured by medical, industrial, warehouse, retail or other commercial properties. We originate a limited number of multi-family loans generally secured by apartment buildings. At December 31, 2022, the average principal loan balance of our outstanding commercial real estate loans was $603,000, and the largest of such loans was a $4.4 million loan secured by a midscale flagged hotel in our market area originated in September 2022. This loan was performing in accordance with its terms at December 31, 2022.

We also originate first mortgage loans secured by farmland. At December 31, 2022, farmland loans totaled $4.1 million, or 2.8% of our commercial real estate loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate as published in The Wall Street Journal with terms up to 10 years and amortization schedules of up to 25 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. Generally, we obtain personal guarantees from the borrower on all loans secured by farmland.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25x. Generally, commercial real estate loans are appraised by outside independent appraisers, however, if the value of the loan is less than $500,000 and the property is owner occupied, we may utilize third party evaluations in lieu of formal appraisals which are subsequently reviewed by our credit department. Although our policy allows for third party evaluations, we normally obtain appraisals.

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

Construction Lending. We originate construction loans for the purchase of developed lots, for the construction of single-family residences and commercial real estate. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 6 to 24 months, although some commercial construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. A third party reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed upon the inspector’s approval. At December 31, 2022, we had $20.4 million of construction loans, representing 6.7% of our total loan portfolio. At December 31, 2022, the average principal loan balance of our outstanding construction loans was $444,000, and the largest of such loans was a $3.4 million loan secured by site improvements for residential single family sub division in our market area originated in May 2021. This loan was performing in accordance with its terms at December 31, 2022.

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

Commercial and Industrial Lending. At December 31, 2022, we had $17.9 million of commercial and industrial loans, representing 5.9% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms of up to 12 months that are due on demand and subject to annual renewal. We have begun to develop relationships with professional organizations such as accounting firms, law firms and medical practices. Our commercial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to all commercial and industrial lines of credit. At December 31, 2022, the average loan size of our commercial and industrial loans was $175,000, and our largest outstanding commercial and industrial loan balance was a $3.7 million loan to a supplier and installer of specialty building products in our market area originated in October 2022. This loan was performing in accordance with its terms at December 31, 2022.

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

Consumer and Other Lending. We offer on a limited basis consumer loans to individuals secured by deposit accounts and other assets. At December 31, 2022, our consumer and other loan portfolio totaled $8.2 million, or 2.7% of our total loan portfolio. At December 31, 2022, the average principal loan balance of our outstanding consumer and other loans was $223,000, and the largest of such loans was a $3.0 million loan secured by investor secured securities originated in October 2020. This loan was performing in accordance with its terms at December 31, 2022.

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

We purchase commercial loan participations secured by properties primarily within the Commonwealth of Pennsylvania in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2022, the outstanding balances of our loan participations where we are not the lead lender totaled $12.6 million, or 4.1% of our loan portfolio, of which all $12.6 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2022, we had participated out portions of loans with an aggregate principal balance of $25.9 million. We have not purchased whole loans.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $6.3 million as of December 31, 2022. At December 31, 2022, our largest credit relationship totaled $5.0 million, consisting of three loans secured by commercial real estate. At December 31, 2022, this loan relationship was performing in accordance with its current terms.

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

The approval of three of the following: Chief Risk and Credit Officer, Chief Banking Officer, Credit Manager or Relationship Manager are required for approval of secured commercial, residential and consumer loans up to $1.0 million. The approval of the Chief Executive Officer or Chief Risk and Credit Officer and two of the following: Chief Banking Officer, Credit Manager, or Relationship Manager are required for approval of secured commercial, residential and consumer loans up to and including $2.0 million. Officer Loan Committee approval is required for all loans up to and including $2.0 million. Consumer and residential loans under $750,000 can be approved by Officer Loan Committee regardless of exposure. Director Loan Committee approval is required for all loans in excess of $2.0 million up to and including our legal lending limit of $6.3 million. Unsecured loans in excess of $150,000 also require the approval of the Director Loan Committee. Board of Directors approval is required for all Regulation O loans.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30‑59 Days Past		90 or More	30‑59 Days Past	60‑89 Days Past	90 or More
	Due	60‑89 Days Past Due	Days Past Due	Due	Due	Days Past Due

	(In thousands)
Real estate:
One- to four-family residential	$382	$—	$33	$142	$46	$308
Commercial	—	—	416	—	—	453
Construction	—	—	147	—	—	541
Commercial and industrial	—	—	149	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$382	$—	$745	$142	$46	$1,302

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

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2022 or as of December 31, 2021.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $314,000 and $379,000 as of December 31, 2022 and December 31, 2021.

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$330	$659
Commercial	416	453
Construction	147	541
Commercial and industrial	156	—
Consumer and other	—	—
Total non-accrual loans	1,049	1,653

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,049	$1,653
Foreclosed assets	—	—
Total non-performing assets	$1,049	$1,653

Non-accruing troubled debt restructurings:
Real estate:
One- to four-family residential	—	—
Commercial	167	190
Construction	147	189
Commercial and industrial	—	—
Consumer and other	—	—
Total	$314	$379

Total accruing troubled debt restructured loans	$545	$570
Total non-performing loans to total loans	0.34%	0.65%
Total non-accrual loans to total loans	0.34%	0.65%
Total non-performing assets to total assets	0.27%	0.52%

Non-performing loans decreased to $1.0 million, or 0.34% of total loans, at December 31, 2022 from $1.7 million, or 0.65% of total loans, at December 31, 2021. This decrease was due primarily to a $394,000 reduction in non-performing construction loans due to a payoff of one relationship in 2022 with a balance of $354,000 at December 31, 2021. There was also a $329,000 reduction in non-performing one- to four- family residential real estate loans due primarily to a non-accrual loan with a balance of $147,000 at December 31, 2021 returning to accrual status during 2022 and a payoff of one relationship in 2022 with a balance of $105,000 at December 31, 2021. These decreases were partially offset by a commercial and industrial loan with a $156,000 balance at December 31, 2022 being added to non-accrual loans during 2022.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2022, we had $607,000 of loans designated as “special mention.”

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

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2022	2021

	(In thousands)
Substandard loans	$2,661	$2,618
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$2,661	$2,618
Special mention loans	$607	$625

Classified loans remained flat at December 31, 2022 compared to December 31, 2021. Substandard loans at December 31, 2022 consisted of $1.0 million in non-accrual loans and $1.6 million in loans that were performing.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The general component covers pools of loans by loan class including construction and commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential mortgages and consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; (8) quality of loan review and board of director oversight; and (9) change in the inflationary environment. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration due to the effects of the COVID-19 pandemic in 2020. The COVID-19 factors remain in place as of December 31, 2022. During 2022, the Bank added a change in the inflationary environment factor due to the rapid increase in Federal Funds rates during 2022. The qualitative factors for lending policies and procedures and existence and effect of any concentrations of credit had overall upgrades during 2022. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,145	$2,854
Provision for loan losses	1,200	287
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	(351)	—
Consumer and other	(6)	—
Total charge-offs	(357)	—

Recoveries:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	4	4
Consumer and other	—	—
Total recoveries	4	4

Net (charge-offs) recoveries	(353)	4

Allowance at end of period	$3,992	$3,145

Allowance to non-accrual loans	380.55%	190.26%
Allowance to total loans outstanding at the end of the year	1.31%	1.24%
Net (charge-offs) recoveries to average loans outstanding during the year	—%	—%

	For the Year Ended December 31,
	2022	2021

Net charge-offs to average loans outstanding during the year
Real estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	1.94%	—%
Consumer and other	0.07%	—%

Net charge-offs to average loans outstanding during the year	0.12%	—%

The provision for loan losses increased $913,000, or 318.1%, to $1.2 million for 2022 from $287,000 for 2021 primarily due to an adjustment of certain qualitative factors to take into account the uncertain impacts of the rapid increase in interest rates and the growth in the commercial real estate, construction and commercial and industrial loan segments. In 2022, there was one significant partial charge-off of $351,000 to a commercial and industrial loan and no charge-offs in 2021.

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

	At December 31,
	2022			2021
		Percent of			Percent of
		Allowance in Each	Percent of Loans		Allowance in Each
	Allowance	Category to Total	in		Category to Total	Percent of Loans in
	for Loan	Allocated	Each Category to	Allowance for Loan	Allocated	Each Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Real estate:
One- to four-family residential	$1,156	31.28%	36.14%	$1,217	40.69%	41.91%
Commercial	1,829	49.49	48.64	1,357	45.35	46.75
Construction	316	8.55	6.68	194	6.48	5.44
Commercial and industrial	308	8.33	5.85	191	6.38	4.70
Consumer and other	87	2.35	2.69	33	1.10	1.20
Total allocated allowance	3,696	100.00%	100.00%	2,992	100.00%	100.00%
Unallocated	296			153
Total	$3,992			$3,145

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

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, regulatory standards, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our asset liability management committee, which consists of our President and Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Risk and Credit Officer, Chief Information Officer, Controller, Credit Manager, and Senior Commercial Relationship Managers, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly. Wilmington Trust Company executes investment activity on behalf of Presence Bank and provides administrative support related to the investment portfolio. CSB Investments, a subsidiary of Presence Bank, holds the majority of the securities for the consolidated entity and has a similar investment policy ratified by the board of directors of Presence Bank.

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

As of December 31, 2022 and 2021, we held no debt securities that were not carried at fair value through other comprehensive income (loss).

The amortized cost and fair value of debt securities available-for-sale at December 31, 2022, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$29,859	$29,819	3.15%
Due one year through five years	21,243	19,117	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	97	99	4.84
Collateralized mortgage obligations	3,293	3,012	1.95

	$54,492	$52,047	2.09%

United States Governmental Securities. At December 31, 2022, we had U.S. Government securities totaling $19.1 million, which constituted 36.2% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At December 31, 2022, United States government securities consisted of securities issued by Fannie Mae, Federal Home Loan Bank, Federal Farm Credit Bank, and Freddie Mac.

United States Treasury Securities. At December 31, 2022, we had U.S. treasury securities totaling $29.8 million, which constituted 56.5% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At December 31, 2022, United States treasury securities consisted of securities issued by the United States Department of the Treasury.

Mortgage-Backed Securities. At December 31, 2022, we had mortgage-backed securities totaling $99,000, which constituted 0.2% of our securities portfolio. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

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

Collateralized Mortgage Obligations. At December 31, 2022, we had collateralized mortgage obligations (“CMOs”) totaling $3.0 million, which constituted 5.7% of our securities portfolio. We invest in fixed-rate CMOs issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Mutual Fund. At December 31, 2022, we invested in one mutual fund-based Community Reinvestment Act fund totaling $762,000, which constituted 1.4% of our securities portfolio. The fund allows us the opportunity to invest in a vehicle that targets community development capital to our local market.

Other Securities. We held common stock of the Federal Home Loan Bank of Pittsburgh in connection with our borrowing activities totaling $2.2 million at December 31, 2022. The Federal Home Loan Bank of Pittsburgh common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Pittsburgh stock if we increase borrowings in the future. Additionally, we held common stock of Atlantic Community Bankers Bank in connection with membership requirements totaling $60,000 at December 31, 2022.

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

Deposits. Our deposits are generated primarily from residents, municipalities, non-profits and businesses within our market area. We offer a selection of deposit accounts, including savings accounts, demand deposit accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2022, we had $7.9 million in brokered deposits and $20.1 million in deposits acquired through listing services. At December 31, 2022, we had $22.9 million in deposits to municipalities primarily in our market area.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022			2021
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$25,837	8.97%	—%	$30,188	11.92%	—%
Interest-bearing demand deposits	79,603	27.63	0.31	71,879	28.39	0.30
Savings deposits	22,628	7.85	0.35	20,465	8.08	0.34
Money market deposits	65,597	22.76	0.57	49,388	19.51	0.47
Certificates of deposit	94,501	32.79	1.42	81,277	32.10	1.55
Total	$288,166	100.00%	0.71%	$253,197	100.00%	0.70%

As of December 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts excess of $250,000 which is the federal deposit insurance coverage) was $65.8 million and $59.8 million, respectively, inclusive of deposits with excess insurance coverage or pledged collateral. In addition, as of December 31, 2022, the aggregate amount of all our uninsured certificates of deposit was $7.4 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2022.

At
December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$109
Over three through six months	13
Over six through twelve months	1,514
Over twelve months	5,770
Total	$7,406

Borrowings. We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2022, we had the ability to borrow approximately $155.6 million from the Federal Home Loan Bank of Pittsburgh, of which $47.6 million had been advanced in addition to $8.3 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at December 31, 2022, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank and we maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank during the year ended December 31, 2022.

Subsidiary Activities

Presence Bank is the wholly-owned subsidiary of PB Bankshares. Presence Bank has one subsidiary, CSB Investments, a Delaware corporation, which holds the majority of the debt securities for Presence Bank.

Personnel and Human Capital Resources

As of December 31, 2022, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable. We have also developed an in-house program to teach our employees the benefits of managing their money in a prudent manner. The course is designed to account for every dollar of spending and ensuring wise distribution between wants and needs. The goal is for employees to establish a reserve fund, eliminate debt by focusing on paying off higher interest rate loans and saving for retirement.

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

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action. At December 31, 2022, Presence Bank had a community bank leverage ratio of 10.00% which exceeded the requirement of 9.0% for 2022. Accordingly, Presence Bank was considered “well capitalized” for regulatory capital purposes as of December 31, 2022.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC issued a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from three and a half to 32 basis points.

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

Federal Home Loan Bank System

Presence Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Presence Bank was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Presence Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Pittsburgh stock. As of December 31, 2022, no impairment has been recognized.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2022, PB Bankshares has not elected “financial holding company” status.

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

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.23 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of the initial stock offering.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.23 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.23 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Minimum Tax. For tax years beginning before 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Prior payments of alternative minimum tax create AMT credits that may be used to offset as credits against regular tax liabilities in future years. In addition, these AMT credits are refundable for any taxable year beginning after 2018 and before 2022 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. As of December 31, 2022, Presence Bank does not have any minimum tax credit carryforward to utilize in the future.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2019, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2022, Presence Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At December 31, 2022, Presence Bank had no capital loss carryovers.

Corporate Dividends. PB Bankshares may generally exclude from its income 100% of dividends received from Presence Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Presence Bank’s income tax returns have not been audited in the past five years.

State Taxation

Presence Bank currently files Pennsylvania Bank and Trust Company Shares Tax Report. Generally, the capital of stock institutions in Pennsylvania, which is calculated based on generally accepted accounting principles, subject to certain adjustments, is subject to Pennsylvania tax. Presence Bank had approximately $12.0 million of Pennsylvania state tax net operating loss carryforwards at December 31, 2022.

As a Maryland business corporation, PB Bankshares is required to file an annual report with and pay franchise taxes to the state of Maryland.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2022, the net book value of our office properties (including leasehold improvements) was $1.1 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Main Office:

Coatesville	Leased	2022	$—

Other Properties:

New Holland (1)	Owned	1995	517,000

Oxford (1)	Owned	1996	138,000

Christiana (1)	Owned	2005	487,000

Harrisburg (2)	Leased	2021	—

Elizabethtown (2)	Leased	2021	—

(1) Branch location.

(2) Loan production office.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2022, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of PB Bankshares, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBBK” since July 14, 2021. At March 27, 2023, PB Bankshares, Inc. had approximately 146 stockholders of record. PB Bankshares has never paid dividends on its common stock.

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

We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policy provides that dividends should be paid only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB has the authority to prohibit a bank holding company from paying dividends if such payment is deemed to be an unsafe or unsound practice.

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

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended December 31, 2022:

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
October 1 through October 31, 2022	—	$—	—	—
November 1 through November 30, 2022	2,500	12.65	40,289	237,436
December 1 through December 31, 2022	—	—	—	—
Total	2,500	$12.65	40,289	237,436

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program will expire on August 1, 2023, unless extended by the Board of Directors.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 48 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives, we were able to increase our consolidated assets by $71.6 million, or 22.7%, from $314.9 million at December 31, 2021 to $386.6 million at December 31, 2022 and increase our deposits $38.4 million, or 15.3%, from $251.1 million at December 31, 2021 to $289.5 million at December 31, 2022.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of gain on sale of premises and equipment, debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for loan losses and noninterest expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the year ended December 31, 2022, we had net income of $2.1 million compared to a net income of $785,000 for the year ended December 31, 2021. The year over year increase in earnings of $1.3 million was attributable to increases in net interest income and noninterest income partially offset by increases in the provision for loan losses, noninterest expense and income tax expense. Net interest income increased $3.0 million due to the increase in interest income on loans as we increased our commercial lending and rising rates increased our yields on cash and securities. We had a $821,000 gain on sale of the land and building of our corporate headquarters and branch location in Coatesville, Pennsylvania. We are leasing back a portion of the building to use for corporate offices and to maintain a branch location.

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

Grow our loan portfolio with a focus on increasing commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have begun the process of developing a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet. Our commercial real estate and commercial and industrial loan portfolios increased from $130.1 million, or 51.4% of total loans at December 31, 2021, to $167.5 million, or 54.8% of total loans at December 31, 2022. We view the growth of commercial lending as a means of increasing our interest income and fee income while establishing relationships with local businesses. We intend to continue to build relationships with small and medium-sized businesses in our market area, targeting locally owned family businesses and not-for-profit organizations. During 2021, we opened two loan production offices in Harrisburg and Elizabethtown, Pennsylvania, and we expect to hire additional relationship-based loan officers to increase our presence in our market area. Beginning in 2021, Presence Bank was qualified by the SBA to participate in the PPP loan program and management originated approximately $6.0 million of PPP loans in the first half of 2021. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our initial public offering supported an increase in our lending limits, which enables us to expand existing customer relationships as well as provide capacity for new customers.

Strategically Grow our Balance Sheet. As a result of our efforts to build our management team and infrastructure and given our long-time presence in our market area, we believe we are well positioned to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. Presence Bank increased its gross loans and deposits $52.8 million, or 20.9%, and $38.4 million, or 15.3%, respectively, during 2022. We underwent a significant rebranding effort and have updated and improved our website, Internet and mobile banking and other technology infrastructure that prioritizes the customer experience and moves away from the traditional branch model. We also believe we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial and industrial lending. Based on our attractive market area and our strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Increase our share of lower-cost core deposits. We are making a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. Increasing our core deposits will provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. We consider our core deposits to include demand deposit (checking), money market and savings accounts. During 2022, management continued an initiative which incentivized our commercial relationship officers to increase transaction accounts with our existing commercial customers. Our core deposits increased $2.2 million, or 1.2%, to $176.4 million at December 31, 2022 from $174.2 million at December 31, 2021. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit related products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers and a new Internet banking platform to create long-lasting retail deposits. We plan to continue to aggressively market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products while also making further investments in technology so that we can continue to deliver high-quality, innovative products and services to our customers.

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

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, conservative loan underwriting criteria and active credit monitoring. In 2022, we hired our Chief Risk and Credit Officer, who has over 35 years of industry experience. Our Chief Risk and Credit Officer is working diligently to enhance the processes of our current team with his vast knowledge and experience. Our nonperforming assets to total assets ratio was 0.27% at December 31, 2022, compared to 0.52% at December 31, 2021. At December 31, 2022, the majority of our nonperforming assets were related to commercial and one- to four-family residential real estate loans. We will continue to increase our investment in our credit review function, both in experienced personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

The following represents our critical accounting estimates:

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

(3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; (8) quality of loan review and board of director oversight; and (9) change in the inflationary environment. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions as well as industry conditions and concentrations in 2020, which have experienced deterioration due to the effects of the COVID-19 pandemic. The COVID-19 factors remain in place as of December 31, 2022. During 2022, the Bank added a change in the inflationary environment factor due to the rapid increase in Federal Funds rates during 2022. The qualitative factors for lending policies and procedures and existence and effect of any concentrations of credit had overall upgrades during 2022. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

See Note 1 and Note 8 of the notes to the financial statements of the Company.

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

See Note 1 and Note 15 of the notes to the financial statements of the Company.

Comparison of Balance Sheets at December 31, 2022 and December 31, 2021

Total Assets. Total assets increased $71.6 million, or 22.7%, to $386.5 million at December 31, 2022 from $314.9 million at December 31, 2021, primarily reflecting an increase in net loans receivable and securities available-for-sale, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $9.7 million, or 36.0%, to $17.2 million at December 31, 2022 from $26.9 million at December 31, 2021 due to investing in short term treasury securities with excess liquidity at December 31, 2022.

Net loans receivable increased $51.7 million, or 20.7%, to $300.9 million at December 31, 2022 from $249.2 million at December 31, 2021 primarily due to increases in commercial real estate, construction real estate and commercial and industrial loans, with the Company having growth in all portfolio segments. Commercial real estate loans increased $30.3 million, or 25.6%, to $148.6 million at December 31, 2022 from $118.3 million at December 31, 2021. Construction real estate loans increased $6.7 million, or 48.4%, to $20.4 million at December 31, 2022 from $13.8 million at December 31, 2021. Commercial and industrial loans increased $6.0 million, or 50.5%, to $17.9 million at December 31, 2022 from $11.9 million at December 31, 2021. One- to four-family residential real estate loans increased $4.4 million, or 4.1%, to $110.4 million at December 31, 2022 from $106.0 million at December 31, 2021. Consumer and other loans increased $5.2 million, or 170.0%, to $8.2 million at December 31, 2022 from $3.0 million at December 31, 2021. The increase in commercial real estate, construction real estate and commercial and industrial loans was primarily due to our strategy to expand our commercial loan portfolio to diversify our balance sheet.

Debt securities available-for-sale increased $26.4 million, or 102.9%, to $52.0 million at December 31, 2022 from $25.6 million at December 31, 2021 due to a strategy of investing in short-term treasury securities with excess liquidity. The Company had purchases of $39.7 million of treasury securities partially offset by maturities and calls of securities of $10.0 million combined with $1.4 million of principal repayments on mortgage-backed securities, a decrease in the fair market value of debt securities available-for-sale of $2.1 million due to the increase in market interest rates during 2022 and $147,000 in net accretion of discounts and amortization of premiums. The remaining weighted average life of our debt securities available for sale portfolio is 1.39 years at December 31, 2022.

Premises and equipment decreased by $256,000, or 13.1%, to $1.7 million at December 31, 2022 from $1.9 million at December 31, 2021, primarily due to depreciation and amortization of fixed assets of $225,000.

Bank owned life insurance increased by $174,000, or 2.4%, to $7.5 million at December 31, 2022 from $7.3 million at December 31, 2021, primarily due to the earnings on existing policies.

Restricted stock increased by $1.4 million, or 154.6%, to $2.3 million at December 31, 2022 from $884,000 at December 31, 2021 due to additional Federal Home Loan Bank of Pittsburgh stock acquired in conjunction with increased borrowings from the Federal Home Loan Bank of Pittsburgh during 2022.

Deposits and Borrowings. Total deposits increased $38.4 million, or 15.3%, to $289.5 million at December 31, 2022 from $251.1 million at December 31, 2021. The increase in our deposits reflected a $36.2 million increase in certificates of deposits, a $6.2 million increase in noninterest-bearing demand accounts, a $2.7 million increase in interest-bearing demand accounts and a $646,000 increase in savings accounts, partially offset by a $7.5 million decrease in money market accounts. The increase in certificates of deposit was due to multiple promotional specials throughout 2022 to reduce interest rate risk as rates rose. Demand and savings accounts increases primarily reflected deposit customers from commercial accounts and offering cash management services. The money market decrease was the result of customers needing their liquidity for business needs.

Total borrowings from the Federal Home Loan Bank of Pittsburgh increased $31.0 million, or 185.6%, to $47.6 million at December 31, 2022 from $16.7 million at December 31, 2021 due to $40.1 million in advances of borrowings, partially offset by $9.1 million of repayments on maturing and amortizing advances.

Stockholders’ Equity. Stockholders’ equity increased $153,000, or 0.3%, to $46.0 million at December 31, 2022 from $45.8 million at December 31, 2021. The increase was due to net income of $2.1 million for 2022 and allocation of $145,000 of Employee Stock Ownership Plan (the “ESOP”) shares, partially offset by an increase of $1.7 million in accumulated other comprehensive loss as a result of a decrease in the fair market value of our debt securities available-for-sale during 2022 and a decrease of $455,000 in additional paid in capital for repurchases of common stock. The repurchase of common stock was partially offset by stock-based compensation expense and ESOP shares released for allocation.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

General. Net income increased $1.3 million to net income of $2.1 million for the year ended December 31, 2022 from $785,000 for the year ended December 31, 2021. The $1.3 million year over year increase in earnings was attributable to a $3.0 million increase in net interest income and a $627,000 increase in noninterest income, partially offset by a $1.0 million increase in noninterest expense, a $913,000 increase in the provision for loan losses and a $361,000 increase in income tax expense.

Interest Income. Total interest income increased $3.8 million, or 37.4%, to $13.8 million for the year ended December 31, 2022 from $10.1 million for the year ended December 31, 2021. The increase in interest income resulted from a $73.0 million increase year over year in the average balance of interest-earning assets, primarily in loans, debt securities available-for-sale and restricted stocks and by a 35 basis points increase in the average yield on interest-earning assets from 3.44% for 2021 to 3.79% for 2022, partially offset by a decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $3.1 million, or 32.0%, to $12.8 million for 2022, reflecting an increase in the average balance of loans to $289.3 million for 2022 from $219.1 million for 2021. The increase in the average balance of loans was due primarily to increases in the average balances of commercial real estate, construction real estate and commercial and industrial loans reflecting our strategy to grow commercial lending, with the Company having growth in all portfolio segments. The average yield on loans remained consistent at 4.42% for the years ended December 31, 2022 and 2021. Interest income included $28,000 and $266,000 of PPP loan income from deferred interest and fees for the years ended December 31, 2022 and 2021, respectively.

Interest income on securities and restricted stock increased $162,000, or 49.4%, to $490,000 for 2022 from $328,000 for 2021. The increase in interest income on debt and equity securities available-for-sale of $120,000, or 42.3%, to $404,000 for 2022 from $284,000 for 2021 was due to an increase in the average balance of debt and equity securities available-for-sale of $6.3 million, or 22.4%, to $34.7 million in 2022 from $28.4 million in 2021 and a 16 basis points increase in the average yield on debt and equity securities available-for-sale to 1.16% in 2022 from 1.00% in 2021. The increase in the average balance of debt and equity securities available-for-sale was due to purchases of short-term, less than one year maturity dates, treasury securities with our excess liquidity during 2022. The average yield on debt and equity securities available-for-sale increased due to investing in higher yielding short-term treasury securities in 2022. Restricted stocks income was also included in the interest income on securities. Restricted stock income increased $42,000, or 95.5%, to $86,000 for 2022 from $44,000 for 2021 due to an increase in the average balance of restricted stocks of $962,000, or 106.5%, to $1.9 million for 2022 from $903,000 for 2021, partially offset by a 29 basis points decrease in the average yield on restricted stocks to 4.60% for 2022 from 4.89% for 2021. The decrease in average yield on restricted stock was due to the Federal Home Loan Bank dividend being paid in arrears and the average balance increasing.

Interest income on cash and cash equivalents increased $492,000, to $529,000 in 2022, from $37,000 in 2021. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents by 125 basis points to 1.33% for 2022 from 0.08% for 2021 as a result of the increase in market interest rates during 2022, partially offset by a decrease in the average balance of cash and cash equivalents of $4.5 million, or 10.2%, to $39.6 million in 2022 from $44.1 million in 2021 due to investing excess liquidity in short-term treasury securities available-for-sale.

Interest Expense. Interest expense increased $758,000, or 34.5%, to $3.0 million for the year ended December 31, 2022 from $2.2 million for the year ended December 31, 2021 as a result of increases in interest expense on borrowings and deposits. The increase in interest expense reflected a $61.2 million increase in the average balance of interest-bearing liabilities to $301.2 million for 2022 from $240.0 million for 2021 and a seven basis points increase in the average cost of interest-bearing liabilities from 0.91% for 2021 to 0.98% for 2022.

Interest expense on deposits increased $275,000, or 15.5%, to $2.1 million for 2022 from $1.8 million for 2021 as a result of an increase of $39.3 million in the average balance of our interest-bearing deposits, partially offset by a two basis points decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing transaction accounts (traditionally our lower costing deposit accounts consisting of demand, savings, and money market accounts) increased $26.1 million to $167.8 million for 2022 from $141.7 million for 2021. The increase in the average balance of our transaction accounts  primarily reflected deposit customers increasing cash balances as a result of management’s focus on increasing the commercial deposit accounts of its customers and cash management services. The increase in the average balance of certificates of deposits which increased by $13.2 million to $94.5 million for 2022 from $81.3 million for 2021 was due to offering higher average rates as compared to other financial institutions in our market area. The weighted average rate paid on interest-bearing deposits decreased two basis points to 0.78% for 2022 from 0.80% for 2021 as a result of certificates of deposit issued upon the maturing of existing certificates of deposit at a lower cost, partially offset by the increase in market rates of interest as we increased rates on savings, money market, and demand deposit accounts. The average cost of certificates of deposit, traditionally our higher costing deposits, decreased to 1.42% for 2022 from 1.55% for 2021 while the average cost of transaction accounts increased by six basis points to 0.42% for 2022 from 0.36% for 2021.

Interest expense on Federal Home Loan Bank borrowings increased $483,000, or 114.5%, to $905,000 for the year ended December 31, 2022 from $422,000 for the year ended December 31, 2021. The increase in interest expense on Federal Home Loan Bank borrowings was caused by a $21.9 million increase in our average balance of Federal Home Loan Bank borrowings to $38.9 million for 2022 compared to $17.0 million for 2021 as a result of using Federal Home Loan Bank borrowings to fund loan growth, partially offset by a decrease in the average cost of these funds of 14 basis points from 2.44% in 2021 to 2.30% in 2022 as higher cost borrowings matured during 2022.

Net Interest Income. Net interest income increased $3.0 million, or 38.2%, to $10.9 million for the year ended December 31, 2022 from $7.9 million for the year ended December 31, 2021. The increase in net interest income from 2021 to 2022 was primarily due to the increase in interest income on loans, cash and cash equivalents and investment securities, partially offset by increases in interest expense on borrowings and deposits. Average net interest-earning assets increased by $11.8 million to $64.2 million for 2022 from $52.4 million for 2021. Our net interest margin increased 28 basis points to 2.97% for 2022 from 2.69% for 2021. Our net interest rate spread increased 28 basis points to 2.81% for 2022 from 2.53% for 2021.

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

Based on our evaluation of the above factors, we recorded a $1.2 million provision for loan losses for the year ended December 31, 2022 compared to a $287,000 provision for loan losses for the year ended December 31, 2021.

The increase in the provision for loan losses was primarily due to loan growth during 2022 and an increase in qualitative factors for the addition of change in the inflationary environment qualitative factor due to the rapid increase in the Federal Fund rate during 2022. In 2022, there was one significant partial charge-off of $351,000 to a commercial and industrial loan and that charge-off increased the qualitative factors for delinquencies for the commercial and industrial portfolio segment. The allowance for loan losses was $3.9 million, or 1.31%, of loans outstanding at December 31, 2022 compared to $3.1 million, or 1.24%, of loans outstanding at December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$185	$176	$9	5.1%
Loss on equity investments	(99)	(25)	(74)	296.0
Bank owned life insurance income	174	174	—	—
Debit card income	201	216	(15)	(6.9)
Other service charges	86	89	(3)	(3.4)
Gain on sale of premises and equipment	821	5	816	16,320.0
Other income	49	160	(111)	(69.4)
Total noninterest income	$1,417	$795	$622	78.2%

Noninterest income increased by $622,000, or 78.2%, to $1.4 million for 2022 from $795,000 for 2021. The increase in noninterest income resulted primarily from an increase in gain on sale of premises and equipment, partially offset by a decrease in other income and an increase in the loss on equity investments. The gain on sale of premises and equipment was $821,000 as a result of the sale leaseback of the Company’s corporate headquarters and branch location in Coatesville, Pennsylvania for a sales price of $950,000. Other income decreased $111,000 primarily related to the income from the termination of the pension plan in 2021. Loss on equity investments increased $74,000 due to an increase in the unrealized loss on the CRA equity investment during 2022.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$4,285	$3,994	$291	7.3%
Occupancy and equipment	632	573	59	10.3
Data and item processing	1,013	969	44	4.5
Advertising and marketing	145	91	54	59.3
Professional fees	741	484	257	53.1
Directors’ fees	265	243	22	9.1
FDIC insurance premiums	124	194	(70)	(36.1)
Pennsylvania shares tax	330	—	330	—
Debit card expenses	140	143	(3)	(2.1)
Other	761	724	37	5.1
Total noninterest expenses	$8,436	$7,415	$1,021	13.8%

Noninterest expense increased $1.0 million, or 13.8%, to $8.4 million in 2022 from $7.4 million in 2021. The increase in noninterest expense was primarily the result of increases in Pennsylvania shares tax of $330,000, salaries and employee benefits expense of $291,000 and professional fees of $257,000, partially offset by a decrease in FDIC insurance premiums of $70,000. Pennsylvania shares tax increased $330,000 due to the Bank being subject to the tax as a result of the mutual to stock conversion. Salaries and employee benefits expense increased $291,000 primarily due the hiring of additional staff, annual salary increases, and equity incentive expense starting in the fourth quarter of 2022. Professional fees increased $257,000 as a result of ongoing compliance expense due to becoming an SEC registrant in the third quarter of 2021. FDIC insurance premiums decreased $70,000 primarily due to decreases in the quarterly multiplier when comparing 2022 to 2021.

Income Tax Expense. Income tax expense increased $361,000, or 212.4%, to $531,000 for 2022 from $170,000 for 2021. The increase in income tax expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to an increase in income before income taxes. The effective tax rate was 20.1% in 2022 compared to 17.8% in 2021. The increase in the effective tax rate is attributable to an increase in deferred tax assets for 2022.

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

	For the Years Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$289,296	$12,801	4.42%	$219,100	$9,695	4.42%
Debt and equity securities available for sale	34,684	404	1.16%	28,339	284	1.00%
Restricted stocks	1,865	86	4.60%	903	44	4.89%
Cash and cash equivalents	39,613	529	1.33%	44,098	37	0.08%
Total interest-earning assets	365,458	13,820	3.79%	292,440	10,060	3.44%
Noninterest-earning assets	8,750			8,681
Total assets	$374,208			$301,121

Interest-bearing liabilities:
Interest-bearing demand deposits	$79,603	249	0.31%	$71,879	214	0.30%
Savings deposits	22,628	79	0.35%	20,465	69	0.34%
Money market deposits	65,597	377	0.57%	49,388	232	0.47%
Certificates of deposit	94,501	1,346	1.42%	81,277	1,261	1.55%
Total interest-bearing deposits	262,329	2,051	0.78%	223,009	1,776	0.80%
Borrowings	38,894	905	2.30%	17,022	422	2.44%
Total interest-bearing liabilities	301,223	2,956	0.98%	240,031	2,198	0.91%
Noninterest-bearing demand deposits (1)	25,837			30,188
Other noninterest-bearing liabilities	1,662			823
Total liabilities	328,722			271,042
Stockholders' equity	45,486			30,079
Total liabilities and stockholders' equity	$374,208			$301,121
Net interest income		$10,864			$7,862
Net interest rate spread (2)			2.81%			2.53%
Net interest-earning assets (3)	$64,235			$52,409
Net interest margin (4)			2.97%			2.69%
Average interest-earning assets to interest-bearing liabilities	121.32%			121.83%
(1)	Includes stock subscription restricted deposits in 2021, whereas interest was calculated by the Company at five basis points and paid by the stock transfer agent.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended
	December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$3,106	$—	$3,106
Debt and equity securities available for sale	63	57	120
Restricted stocks	47	(5)	42
Cash and cash equivalents	(4)	496	492
Total interest-earning assets	3,212	548	3,760

Interest-bearing liabilities:
Interest-bearing demand deposits	23	12	35
Savings deposits	7	3	10
Money market deposits	76	69	145
Certificates of deposit	205	(120)	85
Total deposits	311	(36)	275
Borrowings	534	(51)	483
Total interest-bearing liabilities	845	(87)	758
Change in net interest income	$2,367	$635	$3,002

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At December 31, 2022, we had the ability to borrow approximately $155.6 million from the Federal Home Loan Bank of Pittsburgh, of which $47.6 million had been advanced in addition to $8.3 million held in reserve to secure two letters of credit to collateralize municipal deposits. Additionally, at December 31, 2022, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank and we also have access to $1.8 million through the Federal Reserve Bank of Philadelphia discount window at December 31, 2022. We did not borrow against the credit lines with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the year ended December 31, 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the year ended December 31, 2022, our liquidity ratio averaged 39.8%. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2022.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $17.2 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $52.0 million at December 31, 2022. The sale of the debt securities classified as available-for-sale would result in a loss of $1.9 million due to the current unrealized loss position.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2022, totaled $44.2 million, or 39.0% of our certificates of deposit, and 15.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At December 31, 2022, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines due to its compliance with the Community Bank Leverage ratio. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate loans of $41.2 million, unused lines of credit totaling $11.5 million and $3.0 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $44.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2022 and 2021 beginning on page 53 for a description of recent accounting pronouncements that may affect our balance sheet and results of operations.

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

Item 8. Financial Statements and Supplementary Data

PB Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$15,918	$15,508
Federal funds sold	1,186	11,256
Interest bearing deposits with banks	100	100

Cash and cash equivalents	17,204	26,864

Debt securities available-for-sale, at fair value	52,047	25,649
Equity securities, at fair value	762	849
Restricted stocks, at cost	2,251	884
Loans receivable, net of allowance for loan losses of $3,992 at December 31, 2022 and $3,145 at December 31, 2021	300,855	249,196
Premises and equipment, net	1,693	1,949
Deferred income taxes, net	1,656	945
Accrued interest receivable	1,123	852
Bank owned life insurance	7,487	7,313
Other assets	1,469	428

Total Assets	$386,547	$314,929

Liabilities and Stockholders' Equity

Liabilities
Deposits	$289,495	$251,130
Borrowings	47,638	16,681
Accrued expenses and other liabilities	3,427	1,284

Total Liabilities	340,560	269,095

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,845,076 (including 108,115 restricted shares) and 2,777,250 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	27	28
Additional paid-in capital	25,721	26,176
Retained earnings	24,779	22,665
Unearned ESOP shares, 199,962 shares at December 31, 2022 and 211,071 December 31, 2021	(2,608)	(2,753)
Accumulated other comprehensive loss	(1,932)	(282)

Total Stockholders' Equity	45,987	45,834

Total Liabilities and Stockholders' Equity	$386,547	$314,929

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended December 31,
	2022	2021
Interest and Dividend Income
Loans, including fees	$12,801	$9,695
Securities	490	328
Other	529	37
Total Interest and Dividend Income	13,820	10,060

Interest Expense
Deposits	2,051	1,776
Borrowings	905	422
Total Interest Expense	2,956	2,198

Net interest income	10,864	7,862

Provision for Loan Losses	1,200	287

Net interest income after provision for loan losses	9,664	7,575

Noninterest Income
Service charges on deposit accounts	185	176
Loss on equity investments	(99)	(25)
Bank owned life insurance income	174	174
Debit card income	201	216
Other service charges	86	89
Gain on sale of premises and equipment	821	5
Other income	49	160
Total Noninterest Income	1,417	795

Noninterest Expenses
Salaries and employee benefits	4,285	3,994
Occupancy and equipment	632	573
Data and item processing	1,013	969
Advertising and marketing	145	91
Professional fees	741	484
Directors’ fees	265	243
FDIC insurance premiums	124	194
Pennsylvania shares tax	330	—
Debit card expenses	140	143
Other	761	724
Total Noninterest Expenses	8,436	7,415

Income before income tax expense	2,645	955

Income Tax Expense	531	170

Net Income	$2,114	$785
Earnings per common share - basic and diluted	$0.82	0.31

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended December 31,
	2022	2021
Net Income	$2,114	$785

Other Comprehensive Loss
Unrealized losses on debt securities available-for-sale:
Unrealized holding losses arising during period	(2,087)	(625)
Tax effect	437	132

	(1,650)	(493)

Defined benefit plan:
Net gain arising during the period	—	155
Tax effect	—	(33)

	—	122

Other comprehensive loss	(1,650)	(371)

Total Comprehensive Income	$464	$414

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, January 1, 2021	$—	$—	$21,880	$—	$89	$21,969

Net income	—	—	785	—	—	785
Common stock issued 2,777,250 shares	28	26,171	—	—	—	26,199
Unearned ESOP shares, 222,180 shares	—	—	—	(2,898)	—	(2,898)
ESOP shares released for allocation, 11,109 shares	—	5	—	145	—	150
Other comprehensive loss	—	—	—	—	(371)	(371)

Balance, December 31, 2021	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	2,114	—	—	2,114
Repurchased common stock, 40,289 shares	(1)	(529)	—	—	—	(530)
ESOP shares released for allocation, 11,109 shares	—	6	—	145	—	151
Stock based compensation expense	—	68	—	—	—	68
Other comprehensive loss	—	—	—	—	(1,650)	(1,650)

Balance, December 31, 2022	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021

Cash Flows from Operating Activities
Net income	$2,114	$785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,200	287
Depreciation and amortization	288	172
Gain on disposal of premises and equipment	(821)	(5)
Net accretion of securities premiums and discounts	(147)	(28)
Deferred income tax benefit	(274)	(174)
Loss on equity securities	99	25
Deferred loan fees, net	48	93
Earnings on bank owned life insurance	(174)	(174)
ESOP allocation of shares	151	145
Stock-based compensation expense	68	—
Increase in accrued interest receivable and other assets	(357)	204
Increase in accrued expenses and other liabilities	1,175	58

Net Cash Provided by Operating Activities	3,370	1,388

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(39,725)	(4,998)
Maturities, calls, and principal repayments	11,387	4,629
Dividends on equity securities reinvested	(12)	(10)
Purchase of additional Bank owned life insurance	—	(500)
(Purchase) redemption of restricted stocks	(1,367)	162
Net increase in loans receivable	(52,907)	(63,531)
Proceeds from sale of premises and equipment	947	—
Purchases of premises and equipment	(145)	(10)

Net Cash Used in Investing Activities	(81,822)	(64,258)

Cash Flows from Financing Activities
Net increase in deposits	38,365	19,714
Issuance of common stock	—	26,199
Repurchased common stock	(530)	—
Purchase of ESOP shares	—	(2,898)
Advances of borrowings	40,100	—
Repayments of borrowings	(9,143)	(3,872)

Net Cash Provided by Financing Activities	68,792	39,143

Decrease in cash and cash equivalents	(9,660)	(23,727)

Cash and Cash Equivalents, Beginning of Period	26,864	50,591

Cash and Cash Equivalents, End of Period	$17,204	$26,864

Supplementary Cash Flows Information
Interest paid	$2,727	$2,624
Income taxes paid	$522	$120

Supplementary Non-Cash Flows Information
Unrealized loss on securities available-for-sale	$(2,087)	$(625)
Lease liabilities arising from right-to-use assets	$(968)	$—
Pension adjustment	$—	$155

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

Principles of Consolidation and Reclassifications

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders' equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and estimation of fair values.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts. At December 31, 2022 and 2021 and for the years then ended, the Company had no investment securities classified as held to maturity.

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

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $2,191,000 and $824,000 as of December 31, 2022 and 2021, respectively, and Atlantic Community Bankers Bank (“ACBB”) of $60,000 as of both December 31, 2022 and 2021.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to restricted stocks in 2022 and 2021.

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

Commercial Real Estate Loans: This loan segment consists primarily of loans secured by various types of commercial real estate typically in the Company’s market area, including multi-family residential buildings, office and retail buildings, medical, industrial and warehouse buildings, hotels, and religious facilities.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Effect of external factors, such as competition and legal and regulatory requirements.
7.	Experience, ability, and depth of lending management and other relevant staff.
8.	Quality of loan review and Board of Director oversight.
9.	Changes in inflationary environment.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Real Estate Owned (OREO)

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value less cost to sell at date of foreclosure are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell. Revenue and expenses from operations and write-downs are included in other noninterest expense on the consolidated statements of operations. There were no write-downs recorded during 2022 or 2021. Gains and losses on the sale of OREO are included in noninterest expense.

Bank Owned Life Insurance

The Company has invested in bank owned life insurance (“BOLI”) covering certain employees. The Company is the owner and beneficiary of these policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income on the consolidated statements of operations. The policies can be liquidated, if necessary, with tax costs associated. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax returns for the years 2019 through 2021 were open for examination as of December 31, 2022.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the ASC Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the equity or liability instruments issued and forfeitures are accounted for as they occur. Compensation cost is recognized over the period that an employee provides services in exchange for the award. The Company allows the employee to use shares to satisfy employer income tax withholding obligations.

Earnings per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in results of operations. Although certain changes in assets and liabilities, such as unrealized gains or losses on securities available-for-sale and changes in the funded status of the defined benefit plan, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure  expected credit losses for financial assets carried at amortized cost  based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.

The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or stockholders’ equity as compared to December 31, 2022 and consisted of an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded.  commitments through the provision for credit losses in the consolidated statements of income.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a discounted cash flow methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report code. The Company primarily utilizes benchmarked probability of default and loss given default for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: changes in lending policies and procedures, including changes in underwriting standards and collections; changes in international, national, regional, and local conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth, and ability of lending management; changes in the volume and severity of past due loans and other similar conditions; changes in the quality of the Company’s loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence and effect of any concentrations of credit and changes in the levels of such concentrations; the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses; and changes in the inflationary environment. The Company’s CECL implementation process was overseen by the Chief Financial Officer, Chief Credit and Risk Officer, Chief Information Officer, Credit Department Manager, and Controller  and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model.

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

 Recently Adopted Accounting Pronouncements

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The ASU was initially effective for non-public business entities’ financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In September 2020, the FASB issued ASU 2020-05. Under ASU 2020-05, private companies may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. Due to the Company’s extended transition period election, the amendments were effective for fiscal years beginning after December 15, 2021. The Company has adopted ASU 2016-02 and the impact was not material to the consolidated financial

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. The implementation of ASU 2016-02 resulted in recognition of right-of-use assets and lease liabilities totaling $247,000 at the date of adoption, January 1, 2022, which are related to the Company’s lease of premises and equipment used in operations.

2.            Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,126)	$19,117
Treasury securities	29,859	2	(42)	29,819
Mortgage-backed securities	97	2	—	99
Collateralized mortgage obligations	3,293	—	(281)	3,012
Total available-for-sale debt securities	$54,492	$4	$(2,449)	$52,047

Equity securities:
Mutual funds (fixed income)				$762

		Gross Unrealized	Gross Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,241	$—	$(421)	$20,820
Mortgage-backed securities	129	15	—	144
Collateralized mortgage obligations	4,637	54	(6)	4,685
Total available-for-sale debt securities	$26,007	$69	$(427)	$25,649

Equity securities:
Mutual funds (fixed income)				$849

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021 (in thousands):

December 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,117	$(2,126)	$19,117	$(2,126)
Treasury securities	9,928	(42)	—	—	9,928	(42)
Collateralized mortgage obligations	1,479	(106)	1,533	(175)	3,012	(281)

	$11,407	$(148)	$20,650	$(2,301)	$32,057	$(2,449)

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$19,113	$(379)	$1,707	$(42)	$20,820	$(421)
Collateralized mortgage obligations	879	(6)	—	—	879	(6)

	$19,992	$(385)	$1,707	$(42)	$21,699	$(427)

As of December 31, 2022 and 2021, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of December 31, 2022 and 2021.

At December 31, 2022, 47 agency bonds had an unrealized loss with depreciation of 10.01% from the Company’s cost basis, two treasury securities had an unrealized loss with depreciation of 0.42% and 35 collateralized mortgage obligation had an unrealized loss with depreciation of 8.54% from the Company’s cost basis. At December 31, 2021, 47 agency bonds had an unrealized loss with depreciation of 2.06% from the Company’s cost basis and five collateralized mortgage obligation had an unrealized loss with depreciation of 0.69% from the Company’s cost basis. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of December 31, 2022 and 2021, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2022 and 2021.

There were no securities sold during 2022 and 2021. The amortized cost and fair value of debt securities available-for-sale at December 31, 2022, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$29,859	$29,819	3.15%
Due one year through five years	21,243	19,117	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	97	99	4.84
Collateralized mortgage obligations	3,293	3,012	1.95

	$54,492	$52,047	2.09%

At December 31, 2022 and 2021, the Company had securities with a fair value totaling $1,810,000 and $1,965,000, respectively, pledged to secure borrowings.

At December 31, 2022 and 2021, the Company had securities with a fair value totaling $21,604,000 and $13,028,000, respectively, pledged primarily for public fund depositors.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Loans Receivable and Allowance for Loan Losses

Major classifications of net loans receivable at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Real estate:
One-to four-family residential	$110,387	$106,024
Commercial	148,567	118,266
Construction	20,406	13,751
Commercial and industrial	17,874	11,880
Consumer and other	8,203	3,038

	305,437	252,959
Deferred loan fees, net	(590)	(618)
Allowance for loan losses	(3,992)	(3,145)

	$300,855	$249,196

The following table shows the loan maturities at December 31, 2022 (in thousands). The table presents contractual maturities and does not reflect repricing or the effect of prepayments:

	One- to Four-
	Family
	Residential	Commercial		Commercial	Consumer
	Real Estate	Real Estate	Construction	and Industrial	and Other	Total
Amounts due in:
One year or less	$1,926	$6,881	$2,678	$9,662	$4,127	$25,274
More than one to five years	1,822	2,533	6,642	1,938	26	12,961
More than five to 15 years	55,400	110,685	10,250	6,274	4,050	186,659
More than 15 years	51,239	28,468	836	—	—	80,543
Total	$110,387	$148,567	$20,406	$17,874	$8,203	$305,437

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023 (in thousands):

	Due After December 31, 2023
	Fixed	Adjustable	Total
Real estate:
One- to four-family residential	$102,246	$6,215	$108,461
Commercial	125,226	16,460	141,686
Construction	12,341	5,387	17,728
Commercial and industrial	8,212	—	8,212
Consumer and other	4,026	50	4,076
Total loans	$252,051	$28,112	$280,163

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans to officers and directors, made on the same terms as loans to others, and the related activity is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Balance, beginning of year	$291	$107
Additions	240	200
Repayments	(148)	(16)
Reclassification	5,150	—

Balance, end of year	$5,533	$291

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2022 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2022 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(61)	$1,156	$—	$1,156
Commercial	1,357	—	—	472	1,829	—	1,829
Construction	194	—	—	122	316	95	221
Commercial and industrial	191	(351)	4	464	308	—	308
Consumer and other	33	(6)	—	60	87	—	87
Unallocated	153	—	—	143	296	—	296

	$3,145	$(357)	$4	$1,200	$3,992	$95	$3,897

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$110,387	$569	$109,818
Commercial	148,567	2,088	146,479
Construction	20,406	147	20,259
Commercial and industrial	17,874	402	17,472
Consumer and other	8,203	—	8,203

	$305,437	$3,206	$302,231

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2021 and information in regard to the allowance for loan losses and the recorded investment in loans receivable by loan class as of December 31, 2021 (in thousands):

	Allowance for Loan Losses
						Ending	Ending
						Balance:	Balance:
						Individually	Collectively
						Evaluated	Evaluated
	Beginning			Provisions	Ending	for	for
	Balance	Charge-offs	Recoveries	(Recovery)	Balance	Impairment	Impairment
Real Estate:
One- to four-family residential	$1,339	$—	$—	$(122)	$1,217	$—	$1,217
Commercial	1,033	—	—	324	1,357	—	1,357
Construction	121	—	—	73	194	50	144
Commercial and industrial	136	—	4	51	191	—	191
Consumer and other	37	—	—	(4)	33	—	33
Unallocated	188	—	—	(35)	153	—	153

	$2,854	$—	$4	$287	$3,145	$50	$3,095

	Loans Receivable
		Ending	Ending
		Balance:	Balance:
		Individually	Collectively
		Evaluated	Evaluated
	Ending	for	for
	Balance	Impairment	Impairment
Real estate:
One- to four-family residential	$106,024	$647	$105,377
Commercial	118,266	1,589	116,677
Construction	13,751	541	13,210
Commercial and industrial	11,880	—	11,880
Consumer and other	3,038	—	3,038

	$252,959	$2,777	$250,182

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2022 and for the year then ended (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$569	$872	$—	$614	$13
Commercial	2,088	2,210	—	2,152	93
Construction	—	—	—	—	—
Commercial and industrial	402	752	—	673	37
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	147	193	95	168	—
Commercial and industrial	—	—	—	—	—
Total:
Real estate:
One- to four-family residential	$569	$872	$—	$614	$13
Commercial	2,088	2,210	—	2,152	93
Construction	147	193	95	168	—
Commercial and industrial	402	752	—	673	37

The following table summarizes information in regard to impaired loans by loan portfolio class as of December 31, 2021 and for the year then ended (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate:
One- to four-family residential	$647	$651	$—	$694	$26
Commercial	1,589	1,675	—	1,630	59
Construction	352	361	—	364	—
With an allowance recorded:
Real estate:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Construction	189	225	50	226	—
Total:
Real estate:
One- to four-family residential	$647	$651	$—	$694	$26
Commercial	1,589	1,675	—	1,630	59
Construction	541	586	50	590	—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Real estate:
One- to four-family residential	$330	$659
Commercial	416	453
Construction	147	541
Commercial and industrial	156	—

	$1,049	$1,653

If the nonaccrual loans were performing under the original contractual rate, interest income on such loans would have increased approximately $111,000 and $141,000 for the year ended December 31, 2022 and 2021, respectively.

The following table presents the net charge-offs to average loans outstanding during the years ended December 31:

	2022	2021
Real Estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	1.94%	—%
Consumer and other	0.07%	—%

	0.12%	—%

The following table presents key credit ratios and the components used in the calculations:

	2022	2021
Total non-accrual loans	$1,049	$1,653
Gross total loans	$305,437	$252,959
Allowance for loan losses	$3,992	$3,145

Total non-accrual loans to total loans	0.34%	0.65%
Allowance to non-accrual loans	380.55%	190.26%
Allowance to total loans outstanding at the end of the period	1.31%	1.24%

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$109,236	$607	$544	$—	$110,387
Commercial	146,999	—	1,568	—	148,567
Construction	20,259	—	147	—	20,406
Commercial and industrial	17,472	—	402	—	17,874
Consumer and other	8,203	—	—	—	8,203

	$302,169	$607	$2,661	$—	$305,437

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the past due status of loans receivable. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2022 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$382	$—	$33	$415	$109,972	$110,387	$—
Commercial	—	—	416	416	148,151	148,567	—
Construction	—	—	147	147	20,259	20,406	—
Commercial and industrial	—	—	156	156	17,718	17,874	—
Consumer and other	—	—	—	—	8,203	8,203	—

	$382	$—	$752	$1,134	$304,303	$305,437	$—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance and credit quality of the loan portfolio is also monitored by analyzing the past due status of loans receivable. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$142	$46	$308	$496	$105,528	$106,024	$—
Commercial	—	—	453	453	117,813	118,266	—
Construction	—	—	541	541	13,210	13,751	—
Commercial and industrial	—	—	—	—	11,880	11,880	—
Consumer and other	—	—	—	—	3,038	3,038	—

	$142	$46	$1,302	$1,490	$251,469	$252,959	$—

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

No loans were modified during the twelve months ended December 31, 2022 and December 31, 2021 which met the definition of a troubled debt restructuring. After a loan is determined to be a troubled debt restructuring, we continue to track its performance under the most recent restructured terms. One commercial loan for $167,000 and $190,000 and one construction loan for $147,000 and $189,000 were troubled debt restructurings completed in prior years are in default for the years ended December 31, 2022 and December 31, 2021, respectively. Total troubled debt restructurings were $859,000 and $949,000 as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, there was no other real estate owned. There was $0 of real estate in process of foreclosure as of December 31, 2022 and 2021.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.            Premises and Equipment

Premises and equipment are composed of the following at December 31 (in thousands):

	Estimated
	Useful Lives	2022	2021
Premises:
Land	Indefinite	$528	$559
Building and improvements	5 - 40 years	1,925	3,506
Furniture and equipment	3 - 10 years	2,215	2,141
Work in process		79	19

		4,747	6,225
Accumulated depreciation and amortization		(3,054)	(4,276)

		$1,693	$1,949

Depreciation and amortization expense charged to operations amounted to approximately $288,000 and $172,000 for the years ended December 31, 2022 and 2021, respectively.

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

During 2022, the Company entered into a sales-leaseback transaction when the Bank’s corporate headquarters and branch location in Coatesville, Pennsylvania was sold for $950,000 and a portion of the building was leased back to use for corporate offices and maintain a branch location. This transaction created an additional right-to-use asset of $50,000 from the difference in estimated fair value of the building and sale proceeds. The $50,000 right-to-use asset will be amortized to noninterest expense over the estimated lease terms.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s leases as of and for the year ended December 31, 2022 (dollars in thousands):

Right-to-use assets	$953
Lease liability	$910
Weighted average remaining lease term	12.67	years
Weighted average discount rate	4.43%

	Year Ended
	December 31,
	2022
Operating lease cost	$63
Short-term lease cost	3
Total lease costs	$66

Cash paid for amounts included in the measurement of lease liabilities	$67

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
December 31,
Lease payments due for the year ending December 31 (in thousands):	2022

2023	$132
2024	130
2025	122
2026	70
2027	66
Thereafter	713
Total undiscounted cash flows	1,233
Discount	323
Lease Liability	$910

6.            Deposits

Deposits at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Noninterest-bearing demand deposits	$24,203	$22,028
Interest-bearing demand deposits	78,907	72,087
Savings deposits	22,424	21,778
Money market deposits	50,836	58,310
Certificates of deposit	113,125	76,927

	$289,495	$251,130

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, the scheduled maturities of certificates of deposit are as follows for the year ending December 31 (in thousands):

2023	$44,169
2024	44,799
2025	16,548
2026	3,786
2027	1,669
Thereafter	2,154

$113,125

Certificates of deposit in denomination of $250,000 or more was approximately $22,906,000 and $10,489,000 at December 31, 2022 and 2021, respectively. Currently, amounts above $250,000 are not insured by the FDIC.

At December 31, 2022 and 2021, the Company held approximately $7,905,000 and $1,246,000, respectively, in brokered deposits.

Interest expense on deposits for the years ended December 31, 2022 and 2021 is composed of the following (in thousands):

	2022	2021
Interest-bearing demand deposits	$249	$213
Savings deposits	79	69
Money market deposits	377	233
Certificates of deposit	1,346	1,261

	$2,051	$1,776

Deposits of related parties totaled $5,094,000 and $4,648,000 at December 31, 2022 and 2021, respectively.

7.            Borrowings

The Company has an unsecured line of credit with ACBB of up to $7,500,000, which expires on June 30, 2023. Interest on the line of credit is charged at 4.5%. The Company had $0 outstanding under this line of credit at December 31, 2022 and 2021. In addition to the unsecured line of credit with ACBB, the Company also has the ability to borrow up to $1,800,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at December 31, 2022 and December 31, 2021. Borrowings maturing in less than a year are considered short term and borrowings maturing in greater than a year are considered long term.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings from the FHLB at December 31 consist of the following (dollars in thousands):

	December 31,		December 31,
	2022		2021
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2022	$—	—%	$8,124	2.11%
2023	11,057	3.16	8,557	2.78
2024	11,500	4.55	—	—
2026	2,559	1.32	—	—
2027	19,500	2.69	—	—
2032	3,022	1.83	—	—

	$47,638	3.12%	$16,681	2.45%

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the FHLB. Interest on the line of credit is charged at the FHLB’s overnight rate of 4.45% and 0.28% at December 31, 2022 and 2021, respectively. The Company had $0 outstanding under this line of credit at December 31, 2022 and 2021.

Maximum borrowing capacity was approximately $155,601,000 and $107,520,000 at December 31, 2022 and 2021, respectively, secured by qualifying loans. The Company has two letters of credit with FHLB for $8,300,000 at December 31, 2022 and one letter of credit with FHLB for $2,500,000 at December 31, 2021 that is pledged to secure public funds.

8.            Income Taxes

The components of income tax expense (benefit) consist of the following for the years ended December 31 (in thousands):

	2022	2021
Current tax expense, federal	$805	$344

Deferred federal tax benefit	(274)	(174)
Deferred state tax benefit	(303)	(455)
Change in valuation allowance	303	455

Net deferred tax benefit	(274)	(174)

Income Tax Expense	$531	$170

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax at a rate of 21% to federal income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2022 and 2021, respectively are as follows:

	2022	2021
Federal income tax at statutory rate	$555	$201
State income taxes, net of federal benefit	(303)	(455)
Bank owned life insurance income	(36)	(37)
Change in valuation allowance	303	455
Other	12	6

	$531	$170

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$838	$660
Deferred loan fees	260	216
Nonaccrual interest	—	32
Unrealized loss on available-for-sale securities	513	75
Other	290	170
State net operating loss carryforwards	1,386	1,083

Gross deferred tax asset	3,287	2,236

Valuation allowance	(1,386)	(1,083)

Total deferred tax assets, net of valuation allowance	1,901	1,153

Deferred tax liabilities:
Deferred loan costs	136	103
Property and equipment	90	80
Prepaid expenses	19	25

Gross deferred tax liabilities	245	208

Net Deferred Tax Asset	$1,656	$945

The valuation allowance relates to state net operating loss carryforwards for which realization is uncertain. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management has recorded a valuation allowance at December 31, 2022 and 2021 for all state net operating loss carryforwards.

A valuation allowance of $1,386,000 and $1,083,000 was recorded at December 31, 2022 and 2021 for state net operating losses. At December 31, 2022 and 2021, the Company had state net operating loss carryforwards of

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$12,048,000 and $9,415,000, respectively, which are available to offset future state taxable income, and began to expire in 2019. These benefits have been fully reserved. At December 31, 2022 and 2021, the Company had no federal net operating loss carryforwards.

9.            Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Commitments to grant loans	$41,154	$24,756
Unfunded commitments under lines of credit	11,520	9,214
Standby letters of credit	3,029	3,213

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

10.            Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. Management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated balance sheet or of operations of the Company.

11.          Employee Benefits

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

The Company has terminated the pension plan with a termination date of April 1, 2021 and all assets of the pension plan were dispersed during the year ending December 31, 2021.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Plan’s funded status, significant assumptions and the amounts recognized in the Company’s consolidated balance sheet at December 31 (in thousands):

2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,472
Interest cost	40
Actuarial gain	(63)
Benefits paid	(6)
Settlements	(1,443)

Projected benefit obligation at end of year	$—

Change in plan assets:
Fair value of plan assets beginning of year	1,356
Actual return on plan assets	89
Benefits paid	(6)
Settlements	(1,443)
Contribution	4

Fair value of plan assets at end of year	$—

The components of net periodic pension cost (credit) and other comprehensive loss for the year ended December 31, 2021 were as follows (in thousands):

2021
Interest cost	$40
Expected return on plan assets	(81)

Net Periodic Benefit Credit	$(41)

Loss during year	(155)
Recognized in Net Periodic Benefit Credit and Other Comprehensive Loss	$(196)

The weighted-average assumptions used to determine the net periodic pension cost for the year ended December 31 are as follows:

2021
Discount rate	2.75%
Expected long-term rate of return on plan assets	6.00
Annual salary increase	N/A

401(k) Retirement Plan

The Company maintains a 401(k) Retirement Plan for eligible employees. The plan provides a matching contribution for all employees. The matching contribution is an amount equal to 100% of the participant’s elective contribution not to exceed 3% of the participants plan salary, plus 50% of the participant’s contribution that exceeds 3% of their plan salary but not to exceed 5% of their plan salary. With the freezing of the Pension Plan, the Company initiated a 2%

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discretionary contribution to the 401(k) for employees beginning January 1, 2019. The Company’s related expense associated with the matching contribution was $151,000 and $119,000 in 2022 and 2021, respectively.

Deferred Compensation Agreement

The Company has an executive deferred compensation plan, whereby each executive officer may voluntarily participate and elect each year to defer a portion or all of their compensation and bonus. The deferrals, along with accumulated earnings, are payable at retirement. The Company accrues the estimated annual cost of the deferred amounts that will be payable at retirement. At December 31, 2022 and 2021, the accumulated liability was approximately $130,000 and $0, respectively, and included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Supplemental Executive Retirement Plan

The Company maintains a supplemental executive retirement plan for certain executives. At December 31, 2022 and 2021, the accumulated liability was $403,000 and $229,000, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2022 and 2021, was $174,000 and $116,000, respectively.

Employee Stock Ownership Plan (ESOP)

During 2021, the ESOP borrowed from the Company to purchase 222,180 shares of stock at an average price of $13.04 per share. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company’s related expense for the ESOP was $151,000 in 2022 and 2021.

Shares held by the ESOP were as follows (dollars in thousands):

	2022	2021
Allocated to participants	22,218	11,109
Unearned	199,962	211,071

Total ESOP shares	222,180	222,180

Fair value of unearned shares	$2,715	$2,868

12.      Stock-Based Compensation

The Company’s stockholders approved the PB Bankshares, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) at the Annual Meeting on September 28, 2022. An aggregate of 388,815 shares of authorized but unissued common stock of the Company was reserved for future grants of incentive and nonqualified stock options and restricted stock awards and restricted stock units under the 2022 Equity Incentive Plan. Of the 388,815 authorized shares, the maximum number of shares of the Company’s common stock that may be issued under the 2022 Equity Incentive Plan pursuant to the exercise of stock options is 277,725 shares, and the maximum number of shares of the Company’s common stock that may be issued as restricted stock awards or restricted stock units is 111,090 shares.

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2022, there were 14,628 shares available for future awards under this plan, which

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

includes 11,653 shares available for incentive and non-qualified stock options and 2,975 shares available for restricted stock awards. The stock options and restricted shares vest over a five-year period.

Stock option expense was $35,000 and $0 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, total unrecognized compensation cost related to stock options was $1,336,000.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2022 was as follows (dollars in thousands, except per share data):

December 31, 2022
Weighted-Average
Remaining
		Weighted-Average	Contractual Life	Average Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2022	—	$—	—	$—
Granted	266,072	12.28	10.00	346
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, December 31, 2022	266,072	$12.28	9.88	$346
Exercisable, December 31, 2022	—	$—	—	$—

Restricted stock expense was $33,000 and $0 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the expected future compensation expense relating to non-vested stock outstanding was $1,294,000.

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2022, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2022	—	$—
Granted	108,115	12.28
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2022	108,115	$12.28

13.          Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2022, the bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$37,987	10.00%	$33,998	9.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2021	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	35,679	11.65%	$26,769	8.50%

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.          Earnings Per Common Share

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	2022	2021
Net income	$2,114	$785

Weighted average common shares outstanding	2,777,492	2,777,250
Less: Average unearned ESOP shares	(211,041)	(222,115)

Weighted average shares outstanding (basic)	2,566,451	2,555,135

Anti-dilutive stock options, excluded from calculation	46,742	—

Weighted average shares outstanding (diluted)	2,566,451	2,555,135

Basic earnings per common share	$0.82	$0.31
Diluted earnings per common share	$0.82	$0.31

15.          Fair Value of Financial Instruments

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), in which the Company has measured impairment generally based on the net fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2022, the fair value consists of the recorded investment in the loans of $52,000, net of a valuation allowance of $95,000. At December 31, 2021, the fair value consists of the recorded investments in the loans of $139,000, net of a valuation allowance of $50,000. Impaired loans are included in Loans Receivable in the table below.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,117	$—	$19,117	$—
Treasury securities	29,819	29,819	—	—
Mortgage-backed securities	99	—	99	—
Collateralized mortgage obligations	3,012	—	3,012	—
Mutual funds	762	762	—	—

	$52,809	$30,581	$22,228	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,820	$—	$20,820	$—
Mortgage-backed securities	144	—	144	—
Collateralized mortgage obligations	4,685	—	4,685	—
Mutual funds	849	849	—	—

	$26,498	$849	$25,649	$—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$52	$—	$—	$52

	$52	$—	$—	$52

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$139	$—	$—	$139

	$139	$—	$—	$139

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$52	Appraisal of collateral	Selling expenses and discounts (1)	68.4% - 68.4% (68.4%)

December 31, 2021
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$139	Appraisal of collateral	Selling expenses and discounts (1)	54.0% - 54.0% (54.0%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		December 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$17,204	$17,204	$26,864	$26,864
Debt securities - available-for-sale	1 & 2	52,047	52,047	25,649	25,649
Equity securities	1	762	762	849	849
Restricted stocks	2	2,251	2,251	884	884
Loans, net	3	300,855	303,108	249,196	253,558
Accrued interest receivable	1	1,123	1,123	852	852
Bank owned life insurance	2	7,487	7,487	7,313	7,313

Financial liabilities:
Demand deposits, savings, and money market	1	176,370	176,370	174,203	174,203
Certificates of deposit	2	113,125	106,818	76,927	77,291
Long-Term borrowings	2	47,638	46,990	16,681	16,872
Accrued interest payable	1	424	424	195	195

16.          Noninterest Revenues

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

Gains on Sale of Other Real Estate Owned

The sale of other real estate owned is currently recognized on the closing date of sale when all performance obligations have been met, and control of the asset has been transferred to the buyer. Any gains are included in noninterest expenses in the consolidated statements of income.

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2022 and 2021, in thousands:

Noninterest income in scope of Topic 606	2022	2021
Service charges on deposit accounts	$185	176
Debit card income	201	216
Other service charges	86	89
Gain on sale of premises and equipment	821	5
Other noninterest income	49	160
Noninterest income (in scope for Topic 606)	1,342	646
Noninterest income (out of scope for Topic 606)	75	149
Total noninterest income	$1,417	$795

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.          Parent Company Only Financial Statements

Condensed financial statements of PB Bankshares, Inc. are as follows for December 31, (in thousands):

Parent Company Balance Sheets

As of December 31,

	2022	2021

Assets
Cash and cash equivalents	$7,427	$7,779
ESOP Loan Receivable	2,638	2,744
Investment in subsidary Bank	36,055	35,396
Other assets	43	4

Total Assets	$46,163	$45,923

Liabilities and Stockholders' Equity

Liabilities
Due to the Bank	$151	$29
Accrued expenses and other liabilities	25	60

Total Liabilities	176	89

Stockholders' Equity
Total Stockholders' Equity	45,987	45,834

Total Liabilities and Stockholders' Equity	$46,163	$45,923

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Income

Years ended December 31,

	2022	2021

Interest Income
Interest Income on ESOP Loan	$89	$43
Interest on Cash and Cash Equivalents	120	1

Total Interest Income	209	44

Noninterest Expense

SEC expense	195	96
Salaries and employee benefits	51	—
Directors’ fees	17	—

Total Noninterest Expense	263	96

Loss before income tax expense	(54)	(52)

Equity in Undistributed Income of Subsidiary	2,156	826

Income Tax (Benefit)	(12)	(11)

Net Income	$2,114	$785

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Cash Flows

Years ended December 31,

	2022	2021
Cash Flows from Operating Activities
Net income	$2,114	$785
Adjustments to reconcile change in net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,156)	(826)
ESOP allocation of shares	151	145
Stock option compensation	68	—
Increase in other assets	(39)	(4)
(Decrease) increase in accrued expenses and other liabilities	(66)	89

Net Cash Provided by Operating Activities	72	189

Cash Flows from Investing Activities
ESOP loan	—	(2,898)
ESOP loan payments received	106	154
Investment in subsidiary	—	(12,967)

Net Cash Provided by (Used in) Investing Activities	106	(15,711)

Cash Flows from Financing Activities
Repurchased common stock	(530)	—
Issuance of common stock	—	26,199
Purchase of ESOP shares	—	(2,898)

Net Cash (Used in) Provided by Financing Activities	(530)	23,301

(Decrease) Increase in cash and cash equivalents	(352)	7,779

Cash and Cash Equivalents, Beginning of Period	7,779	—

Cash and Cash Equivalents, End of Period	$7,427	$7,779

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

PB Bankshares, Inc.

Coatesville, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bankshares, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Management's report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

Item 11. Executive Compensation

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
PB Bankshares, Inc. 2022 Equity Incentive Plan (1)	266,072	$12.28	11,653
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	266,072	$12.28	11,653

(1) As of December 31, 2022, 111,090 shares of restricted stock awards had been granted under the PB Bankshares, Inc. 2022 Equity Incentive Plan and 2,975 shares remain available for future issuance under the plan. The restricted shares will vest over five years.

(b)          Security Ownership of Certain Beneficial Owners

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

(c)          Security Ownership of Management

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

(d)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information contained herein will be filed in the Proxy Statement for the 2023 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2022.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Balance Sheets - at December 31, 2022 and 2021

(C)   Consolidated Statements of Income - Years ended December 31, 2022 and 2021

(D)   Consolidated Statements of Comprehensive Income – Years ended December 31, 2022 and 2021

(E)   Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2022 and 2021

(F)   Consolidated Statements of Cash Flows - Years ended December 31, 2022 and 2021

(G)   Notes to the Consolidated Financial Statements

(H)   Reports of Independent Registered Public Accounting Firms (PCAOB ID 613)

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

3.2

Bylaws of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.1

Form of Common Stock Certificate of PB Bankshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 25, 2022)

10.1

Employment Agreement by and between Presence Bank and Janak M. Amin, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.2

Change of Control Agreement by and between Presence Bank and Douglas L. Byers, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.3

Change of Control Agreement by and between Presence Bank and Larry Witt, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.4

Supplemental Executive Retirement Plan with Janak M. Amin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.5

Supplemental Executive Retirement Plan with Douglas L. Byers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.6

Supplemental Executive Retirement Plan with Larry Witt (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.7

Presence Bank Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on January 28, 2022)+

10.8

PB Bankshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on September 29, 2022)+

10.9

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.10

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.11

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.12

Purchase Agreement, dated as of November 7, 2022, by and between Presence Bank and 185 E Lincoln Highway (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on November 10, 2022)

10.13*	Change of Control Agreement by and between Presence Bank and Lindsay Bixler, effective as of September 1, 2021+
10.14*	Change of Control Agreement by and between Presence Bank and William H. Sayre, effective as of June 1, 2022+
10.15*	Supplemental Executive Retirement Plan with Lindsay Bixler+
10.16*	Supplemental Executive Retirement Plan with William Sayre+
16

Letter from BDO USA, LLP with respect to change in accountants (incorporated by reference to Exhibit 16 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Yount, Hyde & Barbour, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

PB BANKSHARES, INC..

By:	/s/ Janak M. Amin
Janak M. Amin
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Janak M. Amin Janak M. Amin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023

/s/ Lindsay S. Bixler Lindsay S. Bixler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023

/s/ Joseph W. Carroll Joseph W. Carroll	Chairman of the Board	March 28, 2023

/s/ Spencer J. Andress Spencer J. Andress	Director	March 28, 2023

/s/ Larry J. Constable Larry J. Constable	Director	March 28, 2023

/s/ Bony R. Dawood Bony R. Dawood	Director	March 28, 2023

/s/ Thomas R. Greenfield Thomas R. Greenfield	Director	March 28, 2023

/s/ John V. Pinno, III John V. Pinno, III	Director	March 28, 2023

/s/ Jane B. Tompkins Jane B. Tompkins	Director	March 28, 2023

/s/ M. Joye Wentz M. Joye Wentz	Director	March 28, 2023

/s/ R. Cheston Woolard R. Cheston Woolard	Director	March 28, 2023