Form 10-Q
period 2023-03-31
PB Bankshares, Inc.
filed 2023-05-15
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As Common Stock, $0.01 par value - 2,809,425 shares outstanding as of May 12, 2023.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)

Assets
Cash and due from banks	$21,421	$15,918
Federal funds sold	13,030	1,186
Interest earning deposits with banks	503	100

Cash and cash equivalents	34,954	17,204

Debt securities available-for-sale, at fair value	32,457	52,047
Equity securities, at fair value	779	762
Restricted stocks, at cost	2,232	2,251
Loans receivable, net of allowance for credit losses of $4,090 at March 31, 2023 and $3,992 at December 31, 2022	308,808	300,855
Premises and equipment, net	1,940	1,693
Deferred income taxes, net	1,541	1,656
Accrued interest receivable	1,134	1,123
Bank owned life insurance	7,530	7,487
Other assets	1,691	1,469

Total Assets	$393,066	$386,547

Liabilities and Stockholders' Equity

Liabilities
Deposits	$295,437	$289,495
Borrowings	47,701	47,638
Accrued expenses and other liabilities	3,637	3,427

Total Liabilities	346,775	340,560

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,809,425 (including 108,115 restricted shares) and 2,845,076 (including 108,115 restricted shares) issued and outstanding at March 31, 2023 and December 31, 2022, respectively	27	27
Additional paid-in capital	25,357	25,721
Retained earnings	25,048	24,779
Unearned ESOP shares, 199,962 shares at March 31, 2023 and December 31, 2022	(2,608)	(2,608)
Accumulated other comprehensive loss	(1,533)	(1,932)

Total Stockholders' Equity	46,291	45,987

Total Liabilities and Stockholders' Equity	$393,066	$386,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

Three months ended March 31, 2023 and 2022

(dollars in thousands, except per share data)

(Unaudited)

	2023	2022
Interest and Dividend Income
Loans, including fees	$3,798	$2,703
Securities	183	69
Other	388	12
Total Interest and Dividend Income	4,369	2,784

Interest Expense
Deposits	928	435
Borrowings	396	149
Total Interest Expense	1,324	584

Net interest income	3,045	2,200

Provision for Credit Losses	183	90

Net interest income after provision for credit losses	2,862	2,110

Noninterest Income
Service charges on deposit accounts	47	42
Gain (Loss) on equity investments	12	(40)
Bank owned life insurance income	43	44
Debit card income	50	48
Other service charges	19	17
Loss on disposal of equipment	(40)	—
Other income	7	11
Total Noninterest Income	138	122

Noninterest Expenses
Salaries and employee benefits	1,349	981
Occupancy and equipment	164	150
Data and item processing	267	242
Advertising and marketing	25	22
Professional fees	180	167
Directors’ fees	107	61
FDIC insurance premiums	40	22
Pennsylvania shares tax	77	80
Debit card expenses	35	34
Other	221	173
Total Noninterest Expenses	2,465	1,932

Income before income tax expense	535	300

Income Tax Expense	126	55

Net Income	$409	$245
Earnings per common share - basic and diluted	$0.16	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	2023	2022
Net Income	$409	$245

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	505	(1,082)
Tax effect	(106)	227

Other comprehensive income (loss)	399	(855)

Total Comprehensive Income (Loss)	$808	$(610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	245	—	—	245
Other comprehensive loss	—	—	—	—	(855)	(855)

Balance, March 31, 2022	$28	$26,176	$22,910	$(2,753)	$(1,137)	$45,224

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	409	—	—	409
Repurchased common stock, 35,651 shares	—	(498)	—	—	—	(498)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	134	—	—	—	134
Other comprehensive income	—	—	—	—	399	399

Balance, March 31, 2023	$27	$25,357	$25,048	$(2,608)	$(1,533)	$46,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net income	$409	$245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	183	90
Depreciation and amortization	74	74
Loss on disposal of premises and equipment	40	—
Net accretion of securities premiums and discounts	(86)	(5)
Deferred income tax benefit	46	27
(Gain) Loss on equity securities	(12)	40
Deferred loan fees, net	52	(9)
Earnings on bank owned life insurance	(43)	(44)
Stock-based compensation expense	134	—
Increase in accrued interest receivable and other assets	(257)	(437)
Increase in accrued expenses and other liabilities	7	(4)

Net Cash Provided by (Used in) Operating Activities	547	(23)

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Maturities, calls, and principal repayments	20,181	505
Dividends on equity securities reinvested	(5)	(2)
Redemption (purchase) of restricted stocks	19	(811)
Net increase in loans receivable	(8,162)	(25,522)
Purchases of premises and equipment	(337)	(12)

Net Cash Provided by (Used in) Investing Activities	11,696	(25,842)

Cash Flows from Financing Activities
Net increase in deposits	5,942	34,982
Repurchased common stock	(498)	—
Advances of borrowings	6,900	19,000
Repayments of borrowings	(6,837)	(184)

Net Cash Provided by Financing Activities	5,507	53,798

Increase in cash and cash equivalents	17,750	27,933

Cash and Cash Equivalents, Beginning of Period	17,204	26,864

Cash and Cash Equivalents, End of Period	$34,954	$54,797

Supplementary Cash Flows Information
Interest paid	$1,231	$570
Right-to-use lease assets and liability	—	247
Income taxes paid	$—	$—

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on securities available-for-sale	$505	$(1,082)

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

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to the Securities and Exchange Commission’s Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans, the valuation of deferred tax assets, and estimation of fair values.

While management uses available information to recognize estimated losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and underlying collateral values, if any. In addition, the FDIC and PADOB, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. These agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption established a reserve for unfunded loan commitments of $177,000. This adjustment, net of tax, reduced the opening retained earnings of the Company and the Bank by $140,000 as of the date of adoption.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. There was no material impact to the Company at adoption.

The following table illustrates the impact of adopting ASC 326 (in thousands):

	December 31, 2022	January 1, 2023	January 1, 2023
	As Previously		As Reported
	Reported	Impact of	Under
	(Incurred Loss)	ASC 326	ASC 326
Assets:
Loans, net	$300,855	$—	$300,855

Deferred income taxes, net	1,656	37	1,693

Liabilities:
Reserve for credit losses on unfunded commitments	—	177	177

Total equity:	$45,987	$(140)	$45,847

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in the 2022 Annual Report.

Allowance for Credit Losses on Loans: The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit loss is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach for all loans. The discounted cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For all loan pools, cash flow projections and estimated expected losses are based in part on benchmarked peer data.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecast that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is a year. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Effect of external factors, such as competition and legal and regulatory requirements.
7.	Experience, ability, and depth of lending management and other relevant staff.
8.	Quality of loan review and Board of Director oversight.
9.	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.
10.	Changes in inflationary environment.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit losses calculation for our loan portfolio.

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

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell.

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Reserve for Unfunded Commitments: The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(1,709)	$19,534
Treasury securities	9,944	—	(16)	9,928
Mortgage-backed securities	93	3	—	96
Collateralized mortgage obligations	3,118	—	(219)	2,899
Total available-for-sale debt securities	$34,398	$3	$(1,944)	$32,457

Equity securities:
Mutual funds (fixed income)				$779

		Gross Unrealized	Gross Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,126)	$19,117
Treasury securities	29,859	2	(42)	29,819
Mortgage-backed securities	97	2	—	99
Collateralized mortgage obligations	3,293	—	(281)	3,012
Total available-for-sale debt securities	$54,492	$4	$(2,449)	$52,047

Equity securities:
Mutual funds (fixed income)				$762

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,534	$(1,709)	$19,534	$(1,709)
Treasury securities	9,928	(16)	—	—	9,928	(16)
Collateralized mortgage obligations	202	(4)	2,697	(215)	2,899	(219)

Total	$10,130	$(20)	$22,231	$(1,924)	$32,361	$(1,944)

December 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,117	$(2,126)	$19,117	$(2,126)
Treasury securities	9,928	(42)	—	—	9,928	(42)
Collateralized mortgage obligations	1,479	(106)	1,533	(175)	3,012	(281)

Total	$11,407	$(148)	$20,650	$(2,301)	$32,057	$(2,449)

As of March 31, 2023 and December 31, 2022, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of March 31, 2023 and December 31, 2022.

At March 31, 2023, 47 agency bonds, two treasury securities and 35 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of March 31, 2023, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at March 31, 2023, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three months ended March 31, 2023 or March 31, 2022. The amortized cost and fair value of debt securities available-for-sale at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$9,944	$9,928	3.34%
Due one year through five years	21,243	19,534	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	93	96	4.89
Collateralized mortgage obligations	3,118	2,899	1.95

Total available-for-sale debt securities	$34,398	$32,457	1.54%

At March 31, 2023 and December 31, 2022, the Company had securities with fair values totaling $1,829,000 and $1,810,000, respectively, pledged to secure borrowings.

At March 31, 2023 and December 31, 2022, the Company had securities with fair values totaling $18,765,000 and $21,604,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Company’s loans are stated at their face amount, net of deferred fees and costs and discounts, and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.1 million at March 31, 2023, from the amortized cost basis of loans.

Major classifications of net loans receivable at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Real estate:
One-to four-family residential	$109,411	$110,387
Commercial	157,309	148,567
Construction	17,284	20,406
Commercial and industrial	19,611	17,874
Consumer and other	9,938	8,203

	313,553	305,437
Deferred loan fees, net	(655)	(590)
Allowance for credit losses	(4,090)	(3,992)

Total loans receivable, net	$308,808	$300,855

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended March 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans
	Beginning
	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$(28)	$1,188
Commercial	1,829	75	—	—	122	2,026
Construction	316	(34)	—	—	(42)	240
Commercial and industrial	308	(84)	(75)	1	108	258
Consumer and other	87	3	—	—	19	109
Unallocated	296	(5)	—	—	(22)	269

Total	$3,992	$—	$(75)	$16	$157	$4,090

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended March 31, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(124)	$1,093
Commercial	1,357	—	—	349	1,706
Construction	194	—	—	(11)	183
Commercial and industrial	191	—	1	(77)	115
Consumer and other	33	—	—	(4)	29
Unallocated	153	—	—	(43)	110

Total	$3,145	$—	$1	$90	$3,236

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Provision for credit losses:
Provision for loans	$157	$90
Provision for unfunded commitments	26	—

Total provision for credit losses	$183	$90

The following tables present the amortized cost basis of loans on nonaccrual status and the the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$207	$207
Commercial	403	403
Construction	145	—
Commercial and industrial	69	69

Total	$824	$679

	December 31, 2022
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$330	$330
Commercial	416	416
Construction	147	—
Commercial and industrial	156	156

Total	$1,049	$902

The following table presents the amortized cost basis of collateral-dependent loans by loan class as of March 31, 2023 (in thousands):

	March 31, 2023
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$419	$—	$419	$—
Commercial	1,542	—	1,542	—
Construction	145	—	145	81
Commercial and industrial	242	69	311	—
Consumer and other	—	—	—	—

Total	$2,348	$69	$2,417	$81

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2023 (in thousands):

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$1,442	$18,420	$19,833	$14,102	$10,605	$34,030	$8,507	$1,451	$108,390
Special Mention	—	—	—	—	—	602	—	—	602
Substandard	—	—	—	—	—	419	—	—	419
Total real estate: one- to four-family residential	$1,442	$18,420	$19,833	$14,102	$10,605	$35,051	$8,507	$1,451	$109,411

Real estate: commercial
Pass	$13,433	$44,771	$48,927	$22,756	$3,717	$19,998	$1,897	$268	$155,767
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,300	—	242	1,542
Total real estate: commercial	$13,433	$44,771	$48,927	$22,756	$3,717	$21,298	$1,897	$510	$157,309

Real estate: construction
Pass	$—	$9,896	$5,708	$451	$—	$102	$409	$—	$16,566
Special Mention	—	98	475	—	—	—	—	—	573
Substandard	—	—	—	—	—	—	—	145	145
Total real estate: construction	$—	$9,994	$6,183	$451	$—	$102	$409	$145	$17,284

Commercial and industrial
Pass	$3,703	$3,839	$2,709	$1,058	$271	$25	$7,695	$—	$19,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	69	—	—	110	—	132	311
Total commercial and industrial	$3,703	$3,839	$2,778	$1,058	$271	$135	$7,695	$132	$19,611

Consumer and other
Pass	$—	$2,014	$2,011	$1,063	$—	$—	$4,850	$—	$9,938
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$—	$2,014	$2,011	$1,063	$—	$—	$4,850	$—	$9,938

Total loans, gross
Pass	$18,578	$78,940	$79,188	$39,430	$14,593	$54,155	$23,358	$1,719	$309,961
Special Mention	—	98	475	—	—	602	—	—	1,175
Substandard	—	—	69	—	—	1,829	—	519	2,417
Total loans, gross	$18,578	$79,038	$79,732	$39,430	$14,593	$56,586	$23,358	$2,238	$313,553

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
One- to four-family residential	$109,236	$607	$544	$—	$110,387
Commercial	146,999	—	1,568	—	148,567
Construction	20,259	—	147	—	20,406
Commercial and industrial	17,472	—	402	—	17,874
Consumer and other	8,203	—	—	—	8,203

Total loans, gross	$302,169	$607	$2,661	$—	$305,437

A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Loans classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Loans that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. Loans that are performing as agreed are classified as “pass”.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2023 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$450	$14	$31	$495	$108,916	$109,411	$—
Commercial	—	—	402	402	156,907	157,309	—
Construction	—	—	145	145	17,139	17,284	—
Commercial and industrial	—	—	69	69	19,542	19,611	—
Consumer and other	—	—	—	—	9,938	9,938	—

Total loans, gross	$450	$14	$647	$1,111	$312,442	$313,553	$—

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2022 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$382	$—	$33	$415	$109,972	$110,387	$—
Commercial	—	—	416	416	148,151	148,567	—
Construction	—	—	147	147	20,259	20,406	—
Commercial and industrial	—	—	156	156	17,718	17,874	—
Consumer and other	—	—	—	—	8,203	8,203	—

Total loans, gross	$382	$—	$752	$1,134	$304,303	$305,437	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan. The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Company identifies loans for potential modification primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

No loans were modified during the three months ended March 31, 2023 and 2022 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2023 of modified loans.

At March 31, 2023 and December 31, 2022, there was no other real estate owned. There was no real estate in process of foreclosure as of March 31, 2023 and December 31, 2022.

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

The following tables present information about the Company’s leases as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	March 31,		December 31,
	2023		2022
Right-to-use assets	$928		953
Lease liability	$885		910
Weighted average remaining lease term	12.56	years	12.67	years
Weighted average discount rate	4.48%		4.43%

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2023		2022
Operating lease cost	$26		$15
Short-term lease cost	20		—
Total lease costs	$46		$15

Cash paid for amounts included in the measurement of lease liabilities	$33		$16

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
March 31,
Lease payments due (in thousands):	2023

Nine months ending December 31, 2023	$99
2024	130
2025	122
2026	70
2027	66
Thereafter	713
Total undiscounted cash flows	1,200
Discount	315
Lease Liability	$885

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2023, which it intends to renew annually.  Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at March 31, 2023 and December 31, 2022. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowing outstanding under the SouthState Bank, N.A. line of credit at March 31, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at March 31, 2023 and December 31, 2022.

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.15% and 4.45% at March 31, 2023 and December 31, 2022 respectively. The Company had no outstanding borrowings under this line of credit at March 31, 2023 and December 31, 2022.

Maximum borrowing capacity with the FHLB was approximately $164,350,000 and $155,601,000 at March 31, 2023 and December 31, 2022, respectively. The Company has three unfunded letters of credit with the FHLB for $13,000,000 at March 31, 2023 and two letters of credit with FHLB that totaled $8,300,000 at December 31, 2022 that is pledged to secure public funds.

Borrowings from the FHLB at March 31, 2023 and December 31, 2022 consist of the following (dollars in thousands):

	March 31,		December 31,
	2023		2022
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2023	$4,500	3.86%	$11,057	3.16%
2024	11,500	4.95	11,500	4.55
2026	2,356	1.32	2,559	1.32
2027	19,500	2.69	19,500	2.69
2028	6,900	3.85	—	—
2032	2,945	1.83	3,022	1.83

Total borrowings	$47,701	3.39%	$47,638	3.12%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Commitments to grant loans	$45,259	$41,154
Unfunded commitments under lines of credit	11,285	11,520
Standby letters of credit	2,961	3,029

Total off-balance sheet financial instruments	$59,505	$55,703

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of March 31, 2023 management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2023 and December 31, 2022, there were 14,628 shares available for future awards under this plan, which includes 11,653 shares available for incentive and non-qualified stock options and 2,975 shares available for restricted stock awards. The stock options and restricted shares vest over a five-year period.

Stock option expense was $69,000 for the three month period ended March 31, 2023. At March 31, 2023, total unrecognized compensation cost related to stock options was $1,268,000.

A summary of the Company’s stock option activity and related information for the three month period ended March 31, 2023 was as follows (dollars in thousands, except per share data):

March 31, 2023
Weighted-Average
Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2023	266,072	$12.28	9.88	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, March 31, 2023	266,072	$12.28	9.63	$205
Exercisable, March 31, 2023	—	$—	—	$—

Restricted stock expense was $65,000 for the three month period ended March 31, 2023. At March 31, 2023, the unrecognized compensation expense relating to non-vested stock outstanding was $1,229,000.

A summary of the Company’s restricted stock activity and related information for the three month period ended March 31, 2023, is as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	108,115	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2023	108,115	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer will face limitations on dividends, stock repurchases and certain discretionary bonus payments to management based on the amount of the shortfall. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50%.

On January 1, 2023, the Company adopted ASC 326. Regulatory capital rules permitted the Bank to phase-in the day-one effects of adopting ASC 326 over a three-year transition period. The Bank elected not to take the phase-in but rather to reduce its regulatory capital in the first quarter of 2023 for the day-one effects of adopting ASC 326 in the amount of $140,000.

The following tables present actual and required capital ratios as of March 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations. As of December 31, 2022 the Bank had elected the community bank leverage ratio framework (“CBLR” framework).

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies, but elected to revert back to the risk weighting framework without restriction.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

					To be Well Capitalized under
			For Capital		Prompt Corrective Action
March 31, 2023	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$42,406	13.35%	$25,406	8.00%	$31,757	10.00%
Tier 1 capital (to risk-weighted assets)	$38,437	12.10%	$19,054	6.00%	$25,406	8.00%
Common equity (to risk-weighted assets)	$38,437	12.10%	$14,291	4.50%	$20,642	6.50%
Tier 1 capital (to average assets)	$38,437	10.06%	$15,281	4.00%	$19,102	5.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	37,987	10.00%	$33,998	9.00%

11. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income	$409	$245

Weighted average common shares outstanding	2,731,251	2,777,250
Less: Average unearned ESOP shares	(199,962)	(211,071)

Weighted average shares outstanding (basic)	2,531,289	2,566,179

Dilutive common stock equivalents	15,469	—

Weighted average shares outstanding (diluted)	2,546,758	2,566,179

Basic earnings per common share	$0.16	$0.10
Diluted earnings per common share	$0.16	$0.10

12. Fair Value of Financial Instruments

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources.    Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2023, the fair value consisted of the recorded investment in loans of $64,000, net of a valuation allowance of $81,000. At December 31, 2022, the fair value consisted of the recorded investment in the loans of $52,000, net of a valuation allowance of $95,000. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,534	$—	$19,534	$—
Treasury securities	9,928	9,928	—	—
Mortgage-backed securities	96	—	96	—
Collateralized mortgage obligations	2,899	—	2,899	—
Mutual funds	779	779	—	—

Total assets measured at fair value on a recurring basis	$33,236	$10,707	$22,529	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,117	$—	$19,117	$—
Treasury securities	29,819	29,819	—	—
Mortgage-backed securities	99	—	99	—
Collateralized mortgage obligations	3,012	—	3,012	—
Mutual funds	762	762	—	—

Total assets measured at fair value on a recurring basis	$52,809	$30,581	$22,228	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$64	$—	$—	$64

Total assets measured at fair value on a nonrecurring basis	$64	$—	$—	$64

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$52	$—	$—	$52

Total assets measured at fair value on a nonrecurring basis	$52	$—	$—	$52

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$64	Appraisal of collateral	Selling expenses and discounts (1)	68.4% (68.4%)

December 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$52	Appraisal of collateral	Selling expenses and discounts (1)	68.4% (68.4%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$34,954	$34,954	$17,204	$17,204
Debt securities - available-for-sale	1 & 2	32,457	32,457	52,047	52,047
Equity securities	1	779	779	762	762
Restricted stocks	2	2,232	2,232	2,251	2,251
Loans, net	3	308,808	312,356	300,855	303,108
Accrued interest receivable	1	1,134	1,134	1,123	1,123
Bank owned life insurance	2	7,530	7,530	7,487	7,487

Financial liabilities:
Demand deposits, savings, and money market	1	182,150	182,150	176,370	176,370
Certificates of deposit	2	113,287	108,444	113,125	106,818
Borrowings	2	47,701	47,601	47,638	46,990
Accrued interest payable	1	517	517	424	424

13. Noninterest Revenues

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
Noninterest income in scope of Topic 606	2023	2022
Service charges on deposit accounts	$47	42
Debit card income	50	48
Other service charges	19	17
Loss on sale of premises and equipment	(40)	—
Other noninterest income	7	11
Noninterest income (in scope for Topic 606)	83	118
Noninterest income (out of scope for Topic 606)	55	4
Total noninterest income	$138	$122

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding the Company and Bank provided in this Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•	conditions relating to the COVID-19 pandemic;
•political instability or civil unrest;
•acts of war or terrorism;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet.  There was an increase in our consolidated assets of $6.5 million, or 1.7%, from $386.5 million at December 31, 2022 to $393.1 million at March 31, 2023 and an increase in our deposits of $5.9 million, or 2.1%, from $289.5 million at December 31, 2022 to $295.4 million at March 31, 2023.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest- earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for credit losses and noninterest expenses. Noninterest expenses consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended March 31, 2023, we reported net income of $409,000 compared to net income of $245,000 for the three months ended March 31, 2022. The period over period increase in earnings of $164,000 was primarily attributable to an increase in net interest income, partially offset by increases in noninterest expenses, provision for credit losses and income tax expense.

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

Allowance for credit losses on loans. We establish the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses (“ACL”) at March 31, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the discounted cash flows over the remaining life of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

The allowance may be affected materially by a variety of qualitative factors that the Company considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; (8) quality of loan review and board of directors oversight; (9)The effect of other external factors (i.e. competition, legal and regulatory requirements); and (10) the level of estimated credit losses change in the inflationary environment. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted probability of default of benchmarked banks and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the PADOB, as an integral part of their examination process, periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Estimation of fair values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of individually evaluated collateral dependent loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets. Total assets increased $6.5 million to $393.1 million at March 31, 2023 from $386.5 million at December 31, 2022. The increase in assets was primarily due to increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in debt securities available-for-sale. Growth was driven by maturity of short-term treasury securities that were not reinvested in additional securities and commercial loan growth. Cash and cash equivalents increased $17.8 million to $35.0 million at March 31, 2023 from $17.2 million at December 31, 2022. Gross loans increased $8.1 million to $313.6 million at March 31, 2023 from $305.4 million at December 31, 2022, primarily due to growth in the commercial real estate portfolio. Debt securities available-for-sale decreased $17.5 million to $34.5 million at March 31, 2023 from $52.0 million at December 31, 2022, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $8.0 million, or 2.6%, to $308.8 million at March 31, 2023 from $300.9 million at December 31, 2022 primarily due to increases in the commercial real estate portfolio. Commercial real estate loans increased $8.7 million, or 5.9%, to $157.3 million at March 31, 2023 from $148.6 million at December 31, 2022. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Commercial and industrial loans increased $1.7 million, or 9.7%, to $19.6 million at March 31, 2023 from $17.9 million at December 31, 2022 primarily due to the same strategy to expand and diversify our portfolio. Consumer and other loans increased $1.7 million, or 21.2%, to $9.9 million at March 31, 2023 from $8.2 million at December 31, 2022. Construction real estate loans decreased $3.1 million, or 15.3%, to $17.3 million at March 31, 2023 from $20.4 million at December 31, 2022 primarily due to construction completion and conversion to real estate loans.

Cash and cash equivalents increased $17.8 million, or 103.2%, to $35.0 million at March 31, 2023 from $17.2 million at December 31, 2022 due to an increase in fed funds sold and cash and due from banks. The increase was due to the maturity of $19.6 million of short-term treasury securities that was not reinvested.

Debt securities available-for-sale decreased $19.6 million, or 37.6%, to $32.5 million at March 31, 2023 from $52.0 million at December 31, 2022 due to the maturity of $20.2 million of treasury securities, partially offset by, a $505,000 year to date increase in the fair market value of debt securities available for sale due to the decreases in market interest rates.

Deposits and borrowings. Total deposits increased $5.9 million, or 2.1%, to $295.4 million at March 31, 2023 from $289.5 million at December 31, 2022. The increase in our deposits reflected a $11.7 million increase in interest-bearing demand deposits accounts, a $162,000 increase in certificates of deposit, a $132,000 increase in noninterest-bearing demand deposit accounts, partially offset by a $3.3 million decrease in savings accounts and a $2.8 million decrease in money market accounts due to customers utilizing their deposits. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering a deposit special to maintain current certificate of deposit customers, partially offset by a decrease in listing service deposits that were not replaced. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $55.9 million and $49.8 million, or 18.9% and 17.2% of total deposits at March 31, 2023 and December 31, 2022, respectively.

Total borrowings from the FHLB increased $63,000, or 0.1%, to $47.7 million at March 31, 2023 from $47.6 million at December 31, 2022 due to replacement of advances that matured during the first quarter of 2023.

Stockholders’ Equity. Stockholders’ equity increased $304,000, or 0.7%, to $46.3 million at March 31, 2023 from $46.0 million at December 31, 2022. The increase was due to an increase of $409,000 for current period net income and a decrease of $399,000 in accumulated other comprehensive loss as a result of an increase in the fair market value of our debt securities available-for-sale year to date 2023, partially offset by the repurchase of 35,651 shares of stock for $498,000.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022

General. Net income increased $164,000, or 66.9%, to $409,000 for the three months ended March 31, 2023 from $245,000 for the three months ended March 31, 2022. The $164,000 period over period increase in earnings was attributable to a $1.6 million increase in interest and dividend income and a $16,000 increase in noninterest income, partially offset by a $740,000 increase in interest expenses, a $533,000 increase in noninterest expense, a $235,000 increase in income tax expense; and a $93,000 increase in the provision for credit losses.

Interest and dividend income. Total interest and dividend income increased $1.6 million, or 56.9%, to $4.4 million for the three months ended March 31, 2023 from $2.8 million for the three months ended March 31, 2022. The increase in interest and dividend income was the result of a 130 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 4.66% for the three months ended March 31, 2023 from 3.36% for the three months ended March 31, 2022. The increase was also due to a $44.9 million increase period over period in the average balance of interest-earning assets, driven by a $39.5 million increase in average loan balances and an $8.8 million increase in the average balance of debt and equity securities available for sale, partially offset by a $4.5 million decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $1.1 million, or 40.5%, to $3.8 million for the three months ended March 31, 2023 as compared to $2.7 million for the three months ended March 31, 2022, reflecting a 93 basis points increase in the average yield on loans to 5.05% for the three months ended March 31, 2023 from 4.12% for the three months ended March 31, 2022 and an increase in the average balance of loans to $304.4 million for the three months ended March 31, 2023 from $264.9 million for the three months ended March 31, 2022. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balances of commercial real estate loans reflecting our strategy to grow commercial lending. The three months ended March 31, 2023 and 2022 included $-0- and $28,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $114,000, or 165.2%, to $183,000 for the three months ended March 31, 2023 from $69,000 for the three months ended March 31, 2022. The increase in interest income on debt and equity securities available for sale of $83,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 was due to a 70 basis points increase in the average yield on debt and equity securities available for sale to 1.63% for the three months ended March 31, 2023 from 0.93% for the three months ended March 31, 2022 and an increase in the average balance of debt and equity securities available for sale of $8.8 million, or 33.8%, to $34.8 million for the three months ended March 31, 2023 from $26.0 million for the three months ended March 31, 2022. The increase in the average yield and balance of debt and equity securities available for sale was primarily due to the purchase of higher yielding treasury securities during 2022. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $31,000 for the three months ended March 31, 2023 from the three months ended March 31, 2022 due to a 477 basis points increase in the average yield on restricted stocks to 7.40% for the three months ended March 31, 2023 from 2.63% for the three months ended March 31, 2022 and due to an increase in the average balance of restricted stocks of $778,000, or 53.6%, to $2.2 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in restricted stock.

Interest income on cash and cash equivalents increased $376,000, to $388,000 for the three months ended March 31, 2023, from $12,000 for the three months ended March 31, 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 396 basis points to 4.07% for the three months ended March 31, 2023 from 0.11% for the three months ended March 31, 2022, partially offset by a decrease in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 475 basis points during 2022 and year to date 2023. The decrease in the average balance of cash and cash equivalents of $4.5 million, or 10.5%, to $38.2 million for the three months ended March 31, 2023 from $42.7 million for the three months ended March 31, 2022 was due to funding loan originations and investing in treasury securities.

Interest expense. Interest expense increased $740,000, or 126.7%, to $1.3 million for the three months ended March 31, 2023 20from $584,000 for the three months ended March 31, 2022 as a result of increases in interest expense on borrowings and deposits in the rising interest rate environment. The increase was due to an 86 basis points increase in the average cost of interest-bearing liabilities from 0.86% for the three months ended March 31, 2022 to 1.72% for the three months ended March 31, 2023 and an increase in the average balance of interest-bearing liabilities of $38.5 million to $311.5 million for the three months ended March 31, 2023 from $273.0 million for the three months ended March 31, 2022.

Interest expense on deposits increased $493,000, or 113.3%, to $928,000 for the three months ended March 31, 2023 from $435,000 for the three months ended March 31, 2022 as a result of a 70 basis points increase in the average cost of interest-bearing deposits and an increase of $20.6 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 81 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 2.21% for the three months ended March 31, 2023 from 1.40% for the three months ended March 31, 2022. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 49 basis points to 0.85% for the three months ended March 31, 2023 from 0.36% for the three months ended March 31, 2022. The increase in rates was due to the rising interest rate environment. An increase of $26.8 million in the average certificates of deposits to $112.3 million for the three months ended March 31, 2023 from $85.6 million for the three months ended March 31, 2022 was partially offset by a decrease in the average balance of our transaction accounts by $6.2 million to $150.8 million for the three months ended March 31, 2023 from $157.0 million for the three months ended March 31, 2022 due to customers moving money to certificates of deposits and utilizing their deposits. The certificates of deposits increased due to promotional specials to increase deposits in the rising rate environment.

Interest expense on Federal Home Loan Bank borrowings increased $247,000, or 165.8%, to $396,000 for the three months ended March 31, 2023 from $149,000 for the three months ended March 31, 2022. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 132 basis points to 3.28% for the three months ended March 31, 2023 from 1.96% for the three months ended March 31, 2022 as higher cost Federal Home Loan Bank borrowings were incurred during 2023 to increase liquidity. There was an increase of $17.9 million in the average Federal Home Loan Bank borrowings to $48.3 million for the three months ended March 31, 2023 from $30.4 million for the three months ended March 31, 2022 as a result of using Federal Home Loan Bank borrowings to fund loan growth.

Net interest income. Net interest income increased $845,000, or 38.4%, to $3.0 million for the three months ended March 31, 2023 as compared to $2.2 million for the three months ended March 31, 2022. The increase in net interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale, partially offset by increases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $6.1 million to $68.1 million for the three months ended March 31, 2023 from $62.0 million for the three months ended March 31, 2022. Our net interest margin increased 60 basis points to 3.26% for the three months ended March 31, 2023 from 2.66% for the three months ended March 31, 2022. Our net interest rate spread increased 44 basis points to 2.94% for the three months ended March 31, 2023 from 2.50% for the three months ended March 31, 2022.

Provision for credit losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $183,000 provision for credit losses for the three months ended March 31, 2023 compared to a $90,000 provision for credit losses for the three months ended March 31, 2022. The increase in the provision for credit losses was primarily driven by loan growth and in part to including $26,000 of provision for unfunded commitments as a result adopting ASC 326 as of January 1, 2023. The allowance for credit losses was $4.1 million, or 1.30%, of loans outstanding at March 31, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$47	$42	$5	11.9%
Gain (Loss) on equity investments	12	(40)	52	130.0
Bank owned life insurance income	43	44	(1)	(2.3)
Debit card income	50	48	2	4.2
Other service charges	19	17	2	11.8
Loss on disposal of equipment	(40)	—	(40)	(100.0)
Other income	7	11	(4)	(36.4)
Total noninterest income	$138	$122	$16	13.1%

Noninterest income increased by $16,000, or 13.1%, to $138,000 for the three months ended March 31, 2023 from $122,000 for the three months ended March 31, 2022. The increase in noninterest income resulted primarily from an increase in the gain (loss) on equity investments, partially offset by the increase in the loss on sale of premises and equipment. The gain on equity investments net increased $52,000 as a result of the increase in fair value of the equity investments. The $40,000 loss on disposal of equipment was a result of replacing the non-depository ATMs with full functioning ATMs as part of our continued investment in our infrastructure and technology. The new ATMs improve the client experience by providing twenty-four hours seven days a week access to banking services.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,349	$981	$368	37.5%
Occupancy and equipment	164	150	14	9.3
Data and item processing	267	242	25	10.3
Advertising and marketing	25	22	3	13.6
Professional fees	180	167	13	7.8
Directors’ fees	107	61	46	75.4
FDIC insurance premiums	40	22	18	81.8
Pennsylvania shares tax	77	80	(3)	(3.8)
Debit card expenses	35	34	1	2.9
Other	221	173	48	27.7
Total noninterest expenses	$2,465	$1,932	$533	27.6%

Noninterest expenses increased $533,000, or 27.6%, to $2.5 million for the three months ended March 31, 2023 from $1.9 million for the three months ended March 31, 2022. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $368,000, other of $48,000 and Directors’ fees of $46,000. Salaries and employee benefits expense increased $368,000 primarily due to stock-based compensation expense of $101,000 for the first quarter of 2023, the hiring of additional staff and annual salary increases. Other expense increased $48,000 due to the increases in Bank ordered loan appraisal fees, education and training expenses, and stationery & supplies. Directors’ fees increased $46,000 primarily due to stock-based compensation expense of $32,000 for the first quarter of 2023, adding an additional Director in November 2022 and fee increases to all Directors.

Income tax expense. Income tax expense increased $71,000, to $126,000 for the three months ended March 31, 2023 from $55,000 for the three months ended March 31, 2022. The effective tax rates were 23.6% and 18.3% for the three month periods ended March 31, 2023 and 2022, respectively. The increase in income tax expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to an increase in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$304,396	$3,798	5.05%	$264,856	$2,703	4.12%
Debt and equity securities available for sale	34,787	142	1.63%	26,007	59	0.93%
Restricted stocks	2,229	41	7.40%	1,451	10	2.63%
Cash and cash equivalents	38,206	388	4.07%	42,676	12	0.11%
Total interest-earning assets	379,618	4,369	4.66%	334,990	2,784	3.36%
Noninterest-earning assets	9,200			8,943
Total assets	$388,818			$343,933

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,583	111	0.58%	$72,342	51	0.28%
Savings deposits	21,250	18	0.35%	21,906	19	0.35%
Money market deposits	51,992	186	1.45%	62,757	70	0.45%
Certificates of deposit	112,342	613	2.21%	85,551	295	1.40%
Total interest-bearing deposits	263,167	928	1.43%	242,556	435	0.73%
Borrowings	48,325	396	3.28%	30,444	149	1.96%
Total interest-bearing liabilities	311,492	1,324	1.72%	273,000	584	0.86%
Noninterest-bearing demand deposits	27,775			23,882
Other noninterest-bearing liabilities	3,017			1,122
Total liabilities	342,284			298,004
Stockholders' equity	46,534			45,929
Total liabilities and stockholders' equity	$388,818			$343,933
Net interest income		$3,045			$2,200
Net interest rate spread (1)			2.94%			2.50%
Net interest-earning assets (2)	$68,126			$61,990
Net interest margin (3)			3.26%			2.66%
Average interest-earning assets to interest-bearing liabilities	121.87%			122.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	March 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$402	$693	$1,095
Debt and equity securities available for sale	20	63	83
Restricted stocks	5	26	31
Cash and cash equivalents	(1)	377	376
Total interest-earning assets	426	1,159	1,585

Interest-bearing liabilities:
Interest-bearing demand deposits	4	56	60
Savings deposits	(1)	—	(1)
Money market deposits	(12)	128	116
Certificates of deposit	92	226	318
Total deposits	83	410	493
Borrowings	86	161	247
Total interest-bearing liabilities	169	571	740
Change in net interest income	$257	$588	$845

Non-Performing Assets and Allowance for Credit Losses

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at March 31, 2023 or as of December 31, 2022.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$207	$330
Commercial	403	416
Construction	145	147
Commercial and industrial	69	156
Consumer and other	—	—
Total non-accrual loans	824	1,049

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$824	$1,049
Foreclosed assets	—	—
Total non-performing assets	$824	$1,049

Total non-performing loans to total loans	0.26%	0.34%
Total non-accrual loans to total loans	0.26%	0.34%
Total non-performing assets to total assets	0.21%	0.27%

Non-performing loans were $824,000, or 0.26% of total loans, at March 31, 2023 and $1.0 million, or 0.34% of total loans, at December 31, 2022. During the three months ended March 31, 2023, payments on non-accrual loans, the return of a one-to four-family residential real estate loan from non-accrual to accruing status and partial charge-off on a commercial and industrial loan resulted in the decrease in non-accrual loans.

Allowance for credit losses. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses at beginning of year	$3,992	$3,145
Provision for credit losses	157	90
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	(75)	—
Consumer and other	—	—
Total charge-offs	(75)	—

Recoveries:
Real estate:
One- to four-family residential	15	—
Commercial	—	—
Construction	—	—
Commercial and industrial	1	1
Consumer and other	—	—
Total recoveries	16	1

Net (charge-offs) recoveries	(59)	1

Allowance for credit losses at end of period	$4,090	$3,236

Allowance to non-accrual loans	496.36%	205.46%
Allowance to total loans outstanding at the end of the period	1.30%	1.16%
Net charge-offs to average loans outstanding during the period (annualized)	0.08%	—%

The provision for credit losses increased $93,000, or 103.3%, to $183,000 for the three months ended March 31, 2023 from $90,000 for the three months ended March 31, 2022. The increase for the period ended March 31, 2023 was due to loan growth during the current period and in part for including the provision for unfunded commitments of $26,000 as a result of the adoption of Current Expected Credit Losses accounting standard in the first quarter of 2023. An additional partial charge-off of a previously written down commercial and industrial loan for $75,000 was taken in the first quarter of 2023, partially offset by recoveries of $16,000. Delinquencies remain benign, reserves are deemed to be adequate and the allowance coverage ratio has improved from the first quarter a year ago. The allowance to total loans outstanding at the end of the period was 1.30% at March 31, 2023, improving from 1.16% at March 31, 2022 and remaining consistent with December 31, 2022 at 1.31%.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At March 31, 2023, we had the ability to borrow approximately $164.4 million from the Federal Home Loan Bank of Pittsburgh, of which $47.7 million had been advanced in addition to $13.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at March 31, 2023, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A.

and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at March 31, 2023. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the three months ended March 31, 2023. We did not borrow against the credit line with the Atlantic Community Bankers Bank or the Federal Reserve Bank of Philadelphia during the three months ended March 31, 2022

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the three months ended March 31, 2023 and 2022, our liquidity ratio averaged 12.0% and 14.6%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaled $35.0 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.5 million at March 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2023, totaled $45.3 million, or 40.0% of our certificates of deposit, and 15.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At March 31, 2023, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2023, we had outstanding commitments to originate loans of $45.3 million, unused lines of credit totaling $11.3 million and $3.0 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $45.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 2 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended March 31, 2023.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2023:

Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	January 1 through January 31, 2023	—	$—	—	—
	February 1 through February 28, 2023	35,651	13.97	75,940	201,785
	March 1 through March 31, 2023	—	—	—	—
	Total	35,651	$13.97	75,940	201,785

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program will expire on August 1, 2023, unless extended by the Board of Directors.

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

Date: May 15, 2023

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)