Form 10-Q
period 2023-06-30
PB Bankshares, Inc.
filed 2023-08-14
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As Common Stock, $0.01 par value - 2,752,203 shares outstanding as of August 11, 2023.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,
	2023	December 31,
	(Unaudited)	2022

Assets
Cash and due from banks	$25,932	$15,918
Federal funds sold	16,066	1,186
Interest earning deposits with banks	503	100

Cash and cash equivalents	42,501	17,204

Debt securities available-for-sale, at fair value	34,828	52,047
Equity securities, at fair value	771	762
Restricted stocks, at cost	2,404	2,251
Loans receivable, net of allowance for credit losses of $4,314 at June 30, 2023 and $3,992 at December 31, 2022	317,306	300,855
Premises and equipment, net	2,103	1,693
Deferred income taxes, net	1,734	1,656
Accrued interest receivable	1,160	1,123
Bank owned life insurance	8,128	7,487
Other assets	1,638	1,469

Total Assets	$412,573	$386,547

Liabilities and Stockholders' Equity

Liabilities
Deposits	$312,091	$289,495
Borrowings	50,419	47,638
Accrued expenses and other liabilities	3,886	3,427

Total Liabilities	366,396	340,560

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,763,122 (including 108,115 restricted shares) and 2,845,076 (including 108,115 restricted shares) issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27	27
Additional paid-in capital	24,892	25,721
Retained earnings	25,636	24,779
Unearned ESOP shares, 199,962 shares at June 30, 2023 and December 31, 2022	(2,608)	(2,608)
Accumulated other comprehensive loss	(1,770)	(1,932)

Total Stockholders' Equity	46,177	45,987

Total Liabilities and Stockholders' Equity	$412,573	$386,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest and Dividend Income
Loans, including fees	$4,355	$2,950	$8,153	$5,653
Securities	218	112	401	181
Other	474	89	862	101
Total Interest and Dividend Income	5,047	3,151	9,416	5,935

Interest Expense
Deposits	1,388	474	2,316	909
Borrowings	437	184	833	333
Total Interest Expense	1,825	658	3,149	1,242

Net interest income	3,222	2,493	6,267	4,693

Provision for Credit Losses	247	203	430	293

Net interest income after provision for credit losses	2,975	2,290	5,837	4,400

Noninterest Income
Service charges on deposit accounts	44	54	91	96
Loss on equity investments	(12)	(27)	—	(67)
Bank owned life insurance income	48	43	91	87
Debit card income	56	50	106	98
Other service charges	48	19	67	36
Loss on disposal of equipment	—	—	(40)	—
Other income	75	8	82	19
Total Noninterest Income	259	147	397	269

Noninterest Expenses
Salaries and employee benefits	1,342	1,059	2,691	2,040
Occupancy and equipment	177	168	341	318
Data and item processing	263	251	530	493
Advertising and marketing	73	25	98	47
Professional fees	165	150	345	317
Directors’ fees	108	61	215	122
FDIC insurance premiums	52	16	92	38
Pennsylvania shares tax	72	83	149	163
Debit card expenses	39	35	74	69
Other	202	161	423	334
Total Noninterest Expenses	2,493	2,009	4,958	3,941

Income before income tax expense	741	428	1,276	728

Income Tax Expense	153	81	279	136

Net Income	$588	$347	$997	$592
Earnings per common share - basic	$0.24	$0.14	$0.40	$0.23
Earnings per common share - diluted	$0.23	$0.14	$0.39	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Income	$588	$347	$997	$592

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	(300)	(519)	204	(1,601)
Tax effect	63	109	(42)	336

Other comprehensive income (loss)	(237)	(410)	162	(1,265)

Total Comprehensive Income (Loss)	$351	$(63)	$1,159	$(673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and six months ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, April 1, 2022	$28	$26,176	$22,910	$(2,753)	$(1,137)	$45,224

Net income	—	—	347	—	—	347
Other comprehensive loss	—	—	—	—	(410)	(410)

Balance, June 30, 2022	$28	$26,176	$23,257	$(2,753)	$(1,547)	$45,161

Balance, April 1, 2023	$27	$25,357	25,048	$(2,608)	$(1,533)	$46,291

Net income	—	—	588	—	—	588
Repurchased common stock, 46,303 shares	—	(599)	—	—	—	(599)
Stock based compensation expense	—	134	—	—	—	134
Other comprehensive loss	—	—	—	—	(237)	(237)

Balance, June 30, 2023	$27	$24,892	$25,636	$(2,608)	$(1,770)	$46,177

Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	592	—	—	592
Other comprehensive loss	—	—	—	—	(1,265)	(1,265)

Balance, June 30, 2022	$28	$26,176	$23,257	$(2,753)	$(1,547)	$45,161

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	997	—	—	997
Repurchased common stock, 81,954 shares	—	(1,097)	—	—	—	(1,097)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	268	—	—	—	268
Other comprehensive income	—	—	—	—	162	162

Balance, June 30, 2023	$27	$24,892	$25,636	$(2,608)	$(1,770)	$46,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$997	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	430	293
Depreciation and amortization	156	147
Loss on disposal of premises and equipment	40	—
Net accretion of securities premiums and discounts	(196)	(40)
Deferred income tax benefit	(83)	(54)
Loss on equity securities	—	67
Deferred loan fees, net	74	33
Earnings on Bank owned life insurance	(91)	(87)
Stock-based compensation expense	268	—
Increase in accrued interest receivable and other assets	(256)	(1,047)
Increase in accrued expenses and other liabilities	301	142

Net Cash Provided by Operating Activities	1,640	46

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(12,748)	(19,853)
Maturities, calls, and principal repayments	30,367	892
Dividends on equity securities reinvested	(9)	(5)
Purchase of restricted stocks	(153)	(1,095)
Purchase of additional Bank owned life insurance	(550)	—
Net increase in loans receivable	(16,974)	(42,810)
Purchases of premises and equipment	(556)	(24)

Net Cash Used in Investing Activities	(623)	(62,895)

Cash Flows from Financing Activities
Net increase in deposits	22,596	57,883
Repurchased common stock	(1,097)	—
Advances of borrowings	9,900	24,000
Repayments of borrowings	(7,119)	(461)

Net Cash Provided by Financing Activities	24,280	81,422

Increase in cash and cash equivalents	25,297	18,573

Cash and Cash Equivalents, Beginning of Period	17,204	26,864

Cash and Cash Equivalents, End of Period	$42,501	$45,437

Supplementary Cash Flows Information
Interest paid	$2,916	$1,226
Right-to-use lease assets and liability	—	247
Income taxes paid	320	79

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on debt securities available-for-sale	$204	$(1,601)

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
June 30, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$24,242	$—	$(1,969)	$22,273
Treasury securities	9,801	—	(11)	9,790
Mortgage-backed securities	90	1	—	91
Collateralized mortgage obligations	2,936	—	(262)	2,674
Total available-for-sale debt securities	$37,069	$1	$(2,242)	$34,828

Equity securities:
Mutual funds (fixed income)				$771

		Gross Unrealized	Gross Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,126)	$19,117
Treasury securities	29,859	2	(42)	29,819
Mortgage-backed securities	97	2	—	99
Collateralized mortgage obligations	3,293	—	(281)	3,012
Total available-for-sale debt securities	$54,492	$4	$(2,449)	$52,047

Equity securities:
Mutual funds (fixed income)				$762

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$2,992	$(6)	$19,281	$(1,963)	$22,273	$(1,969)
Treasury securities	4,915	(11)	—	—	4,915	(11)
Collateralized mortgage obligations	—	—	2,674	(262)	2,674	(262)

Total	$7,907	$(17)	$21,955	$(2,225)	$29,862	$(2,242)

December 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,117	$(2,126)	$19,117	$(2,126)
Treasury securities	9,928	(42)	—	—	9,928	(42)
Collateralized mortgage obligations	1,479	(106)	1,533	(175)	3,012	(281)

Total	$11,407	$(148)	$20,650	$(2,301)	$32,057	$(2,449)

As of June 30, 2023 and December 31, 2022, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of June 30, 2023 and December 31, 2022.

At June 30, 2023, 50 agency bonds, one treasury security and 35 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of June 30, 2023, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at June 30, 2023, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three and six months ended June 30, 2023 or June 30, 2022. The amortized cost and fair value of debt securities available-for-sale at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$12,799	$12,782	5.26%
Due one year through five years	21,244	19,281	0.62
Due after five years through ten years	—	—	—
Mortgage-backed securities	90	91	5.21
Collateralized mortgage obligations	2,936	2,674	1.94

Total available-for-sale debt securities	$37,069	$34,828	2.34%

At June 30, 2023 and December 31, 2022, the Company had securities with fair values totaling $1,824,000 and $1,810,000, respectively, pledged to secure borrowings.

At June 30, 2023 and December 31, 2022, the Company had securities with fair values totaling $16,695,000 and $21,604,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.2 million at June 30, 2023, from the amortized cost basis of loans.

Major classifications of net loans receivable at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Real estate:
One-to four-family residential	$108,550	$110,387
Commercial	173,873	148,567
Construction	14,276	20,406
Commercial and industrial	15,691	17,874
Consumer and other	9,908	8,203

	322,298	305,437
Deferred loan fees, net	(678)	(590)
Allowance for credit losses	(4,314)	(3,992)

Total loans receivable, net	$317,306	$300,855

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans
				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,188	$—	$—	$45	$1,233
Commercial	2,026	—	—	328	2,354
Construction	240	—	—	(102)	138
Commercial and industrial	258	(69)	1	19	209
Consumer	109	—	—	3	112
Unallocated	269	—	—	(1)	268

	$4,090	$(69)	$1	$292	$4,314

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended June 30, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,093	$—	$—	$(81)	$1,012
Commercial	1,706	—	—	227	1,933
Construction	183	—	—	29	212
Commercial and industrial	115	—	—	(6)	109
Consumer	29	—	—	(1)	28
Unallocated	110	—	—	35	145

	$3,236	$—	$—	$203	$3,439

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the six months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans
	Beginning
	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$17	$1,233
Commercial	1,829	75	—	—	450	2,354
Construction	316	(34)	—	—	(144)	138
Commercial and industrial	308	(84)	(144)	2	127	209
Consumer and other	87	3	—	—	22	112
Unallocated	296	(5)	—	—	(23)	268

Total	$3,992	$—	$(144)	$17	$449	$4,314

The following table summarizes the activity in the allowance for loan losses by loan class for the six months ended June 30, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(205)	$1,012
Commercial	1,357	—	—	576	1,933
Construction	194	—	—	18	212
Commercial and industrial	191	—	1	(83)	109
Consumer and other	33	—	—	(5)	28
Unallocated	153	—	—	(8)	145

Total	$3,145	$—	$1	$293	$3,439

The following tables presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Provision for credit losses:
Provision for loans	$292	$203
Recovery for unfunded commitments	(45)	—

Total provision for credit losses	$247	$203

	Six Months Ended June 30,
	2023	2022
Provision for credit losses:
Provision for loans	$449	$293
Recovery for unfunded commitments	(19)	—

Total provision for credit losses	$430	$293

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$189	$189
Commercial	429	429
Commercial and industrial	232	232

Total	$850	$850

	December 31, 2022
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$330	$330
Commercial	416	416
Construction	147	—
Commercial and industrial	156	156

Total	$1,049	$902

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of June 30, 2023 (in thousands):

	June 30, 2023
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$525	$—	$525	$—
Commercial	1,126	—	1,126	—
Construction	—	—	—	—
Commercial and industrial	232	—	232	—
Consumer and other	—	—	—	—

Total	$1,883	$—	$1,883	$—

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2023 (in thousands):

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$2,384	$18,332	$18,846	$13,750	$10,116	$34,749	$8,208	$1,170	$107,555
Special Mention	—	—	—	—	—	597	—	—	597
Substandard	—	—	—	—	—	398	—	—	398
Total real estate: one- to four-family residential	$2,384	$18,332	$18,846	$13,750	$10,116	$35,744	$8,208	$1,170	$108,550
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$33,651	$44,526	$46,410	$22,548	$3,711	$19,772	$2,129	$—	$172,747
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,096	30	—	1,126
Total real estate: commercial	$33,651	$44,526	$46,410	$22,548	$3,711	$20,868	$2,159	$—	$173,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$61	$8,188	$4,134	$448	$—	$99	$775	$—	$13,705
Special Mention	—	571	—	—	—	—	—	—	571
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$61	$8,759	$4,134	$448	$—	$99	$775	$—	$14,276
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$285	$3,423	$1,726	$873	$188	$251	$8,648	$65	$15,459
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	131	—	—	101	—	—	—	—	232
Total commercial and industrial	$416	$3,423	$1,726	$974	$188	$251	$8,648	$65	$15,691
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

Consumer and other
Pass	$—	$2,012	$2,000	$1,001	$—	$—	$4,895	$—	$9,908
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$—	$2,012	$2,000	$1,001	$—	$—	$4,895	$—	$9,908
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans, gross
Pass	$36,381	$76,481	$73,116	$38,620	$14,015	$54,871	$24,655	$1,235	$319,374
Special Mention	—	571	—	—	—	597	—	—	1,168
Substandard	131	—	—	101	—	1,494	30	—	1,756
Total loans, gross	$36,512	$77,052	$73,116	$38,721	$14,015	$56,962	$24,685	$1,235	$322,298
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2023 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$176	$—	$30	$206	$108,344	$108,550	$—
Commercial	—	—	—	—	173,873	173,873	—
Construction	—	—	—	—	14,276	14,276	—
Commercial and industrial	—	—	—	—	15,691	15,691	—
Consumer and other	—	—	—	—	9,908	9,908	—

Total loans, gross	$176	$—	$30	$206	$322,092	$322,298	$—

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

No loans were modified during the three and six months ended June 30, 2023 and 2022 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and six months ended June 30, 2023 and 2022 of modified loans.

At June 30, 2023 and December 31, 2022, there was no other real estate owned. There was no real estate in process of foreclosure as of June 30, 2023 and December 31, 2022.

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

The following tables present information about the Company’s leases as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	June 30,		December 31,
	2023		2022
Right-to-use assets	$903		953
Lease liability	$861		910
Weighted average remaining lease term	12.47	years	12.67	years
Weighted average discount rate	4.52%		4.43%

	Three Months		Three Months		Six Months	Six Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
	2023		2022		2023	2022
Operating lease cost	$24		$15		$48	$31
Short-term lease cost	20		—		41	—
Total lease costs	$44		$15		$89	$31

Cash paid for amounts included in the measurement of lease liabilities	$33		$16		$66	$32

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
June 30,
Lease payments due (in thousands):	2023

Six months ending December 31, 2023	$66
2024	130
2025	122
2026	70
2027	66
Thereafter	713
Total undiscounted cash flows	1,167
Discount	306
Lease Liability	$861

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2024, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at June 30, 2023 and December 31, 2022. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowing outstanding under the SouthState Bank, N.A. line of credit at June 30, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at June 30, 2023 and December 31, 2022.

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.39% and 4.45% at June 30, 2023 and December 31, 2022 respectively. The Company had no outstanding borrowings under this line of credit at June 30, 2023 and December 31, 2022.

Maximum borrowing capacity with the FHLB was approximately $161,052,000 and $155,601,000 at June 30, 2023 and December 31, 2022, respectively. The Company had three unfunded letters of credit with the FHLB for $13,950,000 at June 30, 2023 and two letters of credit with FHLB that totaled $8,300,000 at December 31, 2022 that were pledged to secure public funds.

Borrowings from the FHLB at June 30, 2023 and December 31, 2022 consist of the following (dollars in thousands):

	June 30,		December 31,
	2023		2022
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2023	$4,500	3.86%	$11,057	3.16%
2024	11,500	5.14	11,500	4.55
2026	2,151	1.32	2,559	1.32
2027	19,500	2.69	19,500	2.69
2028	9,900	3.77	—	—
2032	2,868	1.83	3,022	1.83

Total borrowings	$50,419	3.46%	$47,638	3.12%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Commitments to grant loans	$37,812	$41,154
Unfunded commitments under lines of credit	13,613	11,520
Standby letters of credit	2,827	3,029

Total off-balance sheet financial instruments	$54,252	$55,703

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of June 30, 2023, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2023 and December 31, 2022, there were 14,628 shares available for future awards under this plan, which includes 11,653 shares available for incentive and non-qualified stock options and 2,975 shares available for restricted stock awards. The stock options and restricted shares vest over a five-year period.

Stock option expense was $68,000 and $137,000 for the three month and six month periods ended June 30, 2023, respectively. At June 30, 2023, total unrecognized compensation cost related to stock options was $1,200,000.

A summary of the Company’s stock option activity and related information for the three and six month periods ended June 30, 2023 was as follows (dollars in thousands, except per share data):

Three Months Ended June 30, 2023
Weighted-Average
Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, April 1, 2023	266,072	$12.28	9.63	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, June 30, 2023	266,072	$12.28	9.38	$404
Exercisable, June 30, 2023	—	$—	—	$—

Six Months Ended June 30, 2023
Weighted-Average
Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2023	266,072	$12.28	9.88	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, June 30, 2023	266,072	$12.28	9.38	$404
Exercisable, June 30, 2023	—	$—	—	$—

Restricted stock expense was $66,000 and $131,000 for the three month and six month periods ended June 30, 2023, respectively. At June 30, 2023, the unrecognized compensation expense relating to non-vested stock outstanding was $1,163,000.

A summary of the Company’s restricted stock activity and related information for the three and six month periods ended June 30, 2023, is as follows:

Three Months Ended June 30, 2023
Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, April 1, 2023	108,115	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2023	108,115	$12.28

Six Months Ended June 30, 2023
Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	108,115	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2023	108,115	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of June 30, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations. As of December 31, 2022 the Bank had elected the community bank leverage ratio framework (“CBLR” framework).

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies, but elected to revert back to the risk weighting framework without restriction.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

					To be Well Capitalized under
			For Capital		Prompt Corrective Action
June 30, 2023	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$43,179	13.27%	$26,023	8.00%	$32,529	10.00%
Tier 1 capital (to risk-weighted assets)	$39,112	12.02%	$19,518	6.00%	$26,023	8.00%
Common equity (to risk-weighted assets)	$39,112	12.02%	$14,638	4.50%	$21,144	6.50%
Tier 1 capital (to average assets)	$39,112	9.84%	$15,902	4.00%	$19,878	5.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	37,987	10.00%	$33,998	9.00%

11. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income	$588	$347	$997	$592

Weighted average common shares outstanding	2,688,570	2,777,250	2,709,793	2,777,250
Less: Average unearned ESOP shares	(199,962)	(211,071)	(199,962)	(211,071)

Weighted average shares outstanding (basic)	2,488,608	2,566,179	2,509,831	2,566,179

Dilutive common stock equivalents	14,369	—	14,951	—

Weighted average shares outstanding (diluted)	2,502,977	2,566,179	2,524,782	2,566,179

Basic earnings per common share	$0.24	$0.14	$0.40	$0.23
Diluted earnings per common share	$0.23	$0.14	$0.39	$0.23

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. At December 31, 2022, the fair value consisted of the recorded investment in the collateral dependent loans of $52,000, which is net of a valuation allowance of $95,000. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$22,273	$—	$22,273	$—
Treasury securities	9,790	9,790	—	—
Mortgage-backed securities	91	—	91	—
Collateralized mortgage obligations	2,674	—	2,674	—
Mutual funds	771	771	—	—

Total assets measured at fair value on a recurring basis	$35,599	$10,561	$25,038	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,117	$—	$19,117	$—
Treasury securities	29,819	29,819	—	—
Mortgage-backed securities	99	—	99	—
Collateralized mortgage obligations	3,012	—	3,012	—
Mutual funds	762	762	—	—

Total assets measured at fair value on a recurring basis	$52,809	$30,581	$22,228	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$52	$—	$—	$52

Total assets measured at fair value on a nonrecurring basis	$52	$—	$—	$52

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A

December 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$52	Appraisal of collateral	Selling expenses and discounts (1)	68.4% (68.4%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$42,501	$42,501	$17,204	$17,204
Debt securities - available-for-sale	1 & 2	34,828	34,828	52,047	52,047
Equity securities	1	771	771	762	762
Restricted stocks	2	2,404	2,404	2,251	2,251
Loans, net	3	317,306	313,724	300,855	303,108
Accrued interest receivable	1	1,160	1,160	1,123	1,123
Bank owned life insurance	2	8,128	8,128	7,487	7,487

Financial liabilities:
Demand deposits, savings, and money market	1	186,773	186,773	176,370	176,370
Certificates of deposit	2	125,318	117,837	113,125	106,818
Borrowings	2	50,419	50,384	47,638	46,990
Accrued interest payable	1	657	657	424	424

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest income in scope of Topic 606	2023	2022	2023	2022
Service charges on deposit accounts	$44	$54	$91	$96
Debit card income	56	50	106	98
Other service charges	48	19	67	36
Loss on sale of premises and equipment	—	—	(40)	—
Other noninterest income	75	8	82	19
Noninterest income (in scope for Topic 606)	223	131	306	249
Noninterest income (out of scope for Topic 606)	36	16	91	20
Total noninterest income	$259	$147	$397	$269

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize as an expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the assets that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606 the Company did not capitalize any contract acquisition cost.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•	conditions relating to the COVID-19 pandemic;
•political instability or civil unrest;
•acts of war or terrorism;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $26.0 million, or 6.7%, from $386.5 million at December 31, 2022 to $412.6 million at June 30, 2023 and an increase in our deposits of $22.6 million, or 7.8%, from $289.5 million at December 31, 2022 to $312.1 million at June 30, 2023.

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

For the three months ended June 30, 2023, we reported net income of $588,000 compared to net income of $347,000 for the three months ended June 30, 2022. The period over period increase in earnings of $241,000 was primarily attributable to an increase in net interest income and noninterest income, partially offset by increases in noninterest expenses, provision for credit losses and income tax expense.

For the six months ended June 30, 2023, we reported net income of $997,000 compared to net income of $592,000 for the six months ended June 30, 2022. The period over period increase in earnings of $405,000 was primarily attributable to an increase in net interest income and noninterest income, partially offset by increases in noninterest expenses, provision for credit losses and income tax expense.

Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting estimates discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allowance for credit losses (“ACL”) at June 30, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets. Total assets increased $26.0 million to $412.6 million at June 30, 2023 from $386.5 million at December 31, 2022. The increase in assets was primarily due to increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in debt securities available-for-sale. Growth was driven by maturity of short-term treasury securities that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Cash and cash equivalents increased $25.3 million to $42.5 million at June 30, 2023 from $17.2 million at December 31, 2022. Gross loans increased $16.9 million, or 5.5%, to $322.3 million at June 30, 2023 from $305.4 million at December 31, 2022, primarily due to growth in the commercial real estate portfolio. Debt securities available-for-sale decreased $17.2 million to $34.8 million at June 30, 2023 from $52.0 million at December 31, 2022, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $16.5 million, or 5.5%, to $317.3 million at June 30, 2023 from $300.9 million at December 31, 2022 primarily due to the increase in the commercial real estate portfolio. Commercial real estate loans increased $25.3 million, or 17.0%, to $173.9 million at June 30, 2023 from $148.6 million at December 31, 2022. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Commercial and industrial loans decreased $2.2 million, or 12.2%, to $15.7 million at June 30, 2023 from $17.9 million at December 31, 2022 primarily due to loan payoffs. Consumer and other loans increased $1.7 million, or 20.8%, to $9.9 million at June 30, 2023 from $8.2 million at December 31, 2022. Construction real estate loans decreased $6.1 million, or 30.0%, to $14.3. million at June 30, 2023 from $20.4 million at December 31, 2022 primarily due to construction completion and conversion to real estate loans.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate portfolio. As of June 30, 2023, approximately 75% or $101.8 million of the non-owner occupied commercial real estate loan portfolio was subject to stress testing (loans having exposure under $250,000 and investor 1-4 family properties generally are not subject to stress testing). At June 30, 2023, the commercial real estate portfolio has an average Loan-to-Value ratio of 58.4% and a Debt Service Coverage ratio of 1.31 times, exclusive of any sponsor or guarantor support. The commercial real estate portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, Office Space and Hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $8.2 million in non-owner-occupied office space at June 30, 2023. Notably the four loans comprising the office segment are all medical related, which the Bank believes has not suffered the decline that the general office market has experienced. At June 30, 2023, the office space loan portfolio, consisting of only four loans, has an average Loan-to-Value ratio of 73.6% and Debt Service Coverage ratio of 1.72 times, exclusive of any sponsor or guarantor support.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $17.4 million (five properties) at June 30, 2023. At June 30, 2023, the average Loan-to-Value ratio is 56.4% and Debt Service Coverage ratio of 1.76 times, exclusive of any sponsor or guarantor support. The Bank believes guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Cash and cash equivalents increased $25.3 million, or 147.0%, to $42.5 million at June 30, 2023 from $17.2 million at December 31, 2022 due to an increase in fed funds sold and cash and due from banks. The increase was due to the maturity of $30.0 million of short-term treasury securities, whereas only $12.7 million were reinvested in short term agency bonds and treasury securities.

Debt securities available-for-sale decreased $17.2 million, or 33.1%, to $34.8 million at June 30, 2023 from $52.0 million at December 31, 2022 due to the maturity of $30.0 million of treasury securities, partially offset by the purchase of $12.7 million of short term agency bonds and treasury securities and a $204,000 year to date increase in the fair market value of debt securities available for sale due to the decreases in market interest rates.

Deposits and borrowings. Total deposits increased $22.6 million, or 7.8%, to $312.1 million at June 30, 2023 from $289.5 million at December 31, 2022. The increase in our deposits reflected a $19.6 million increase in interest-bearing demand deposits accounts, a $12.2 million increase in certificates of deposit, a $1.2 million increase in noninterest-bearing demand deposit accounts, partially offset by a $3.6 million decrease in savings accounts and a $6.9 million decrease in money market accounts due to customers utilizing their deposits or moving deposits to higher yielding deposit products. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. With the focus on deposit growth the six month growth in deposits from December 31, 2022 to June 30, 2023 was 7.8%, outpacing loan growth on gross loans of 5.5% for the same period. The increase in certificates of deposit was due to offering a deposit special to maintain current certificate of deposit customers, partially offset by a decrease in listing service deposits that were not replaced. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $44.0 million and $49.8 million, or 14.1% and 17.2% of total deposits at June 30, 2023 and December 31, 2022, respectively.

Total borrowings from the FHLB increased $2.8 million, or 5.8%, to $50.4 million at June 30, 2023 from $47.6 million at December 31, 2022 due to replacement of advances that matured during the first quarter of 2023 and one additional borrowing in the second quarter of 2023 for $3.0 million.

Stockholders’ Equity. Stockholders’ equity increased $190,000, or 0.4%, to $46.2 million at June 30, 2023 from $46.0 million at December 31, 2022. The increase was due to an increase of $997,000 for current six month period net income and a decrease of $162,000 in accumulated other comprehensive loss as a result of an increase in the fair market value of our debt securities available-for-sale year to date 2023, partially offset by the repurchase of 81,954 shares of common stock for $1.1 million.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022

General. Net income increased $241,000, or 69.5%, to $588,000 for the three months ended June 30, 2023 from $347,000 for the three months ended June 30, 2022. The $241,000 period over period increase in earnings was attributable to a $1.9 million increase in interest and dividend income and a $112,000 increase in noninterest income, partially offset by a $1.2 million increase in interest expense, a $484,000 increase in noninterest expenses, a $72,000 increase in income tax expense and a $44,000 increase in the provision for credit losses.

Interest and dividend income. Total interest and dividend income increased $1.9 million, or 60.2%, to $5.0 million for the three months ended June 30, 2023 from $3.2 million for the three months ended June 30, 2022. The increase in interest and dividend income was primarily the result of a 174 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.15% for the three months ended June 30, 2023 from 3.41% for the three months ended June 30, 2022. The increase was also due to a $22.5 million increase period over period in the average balance of interest-earning assets, driven by a $34.0 million increase in average loan balances and a $567,000 increase in the average balance of restricted stocks, partially offset by a $11.9 million decrease in the average balance of cash and cash equivalents and a $158,000 decrease in the average balance of debt and equity securities available for sale.

Interest income on loans, including fees, increased $1.4 million, or 47.6%, to $4.4 million for the three months ended June 30, 2023 as compared to $3.0 million for the three months ended June 30, 2022, reflecting a 133 basis points increase in the average yield on loans to 5.50% for the three months ended June 30, 2023 from 4.17% for the three months ended June 30, 2022 and an increase in the average balance of loans to $317.5 million for the three months ended June 30, 2023 from $283.5 million for the three months ended June 30, 2022. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks increased $106,000, or 94.6%, to $218,000 for the three months ended June 30, 2023 from $112,000 for the three months ended June 30, 2022. The increase in interest income on debt and equity securities of $82,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 was due to a 96 basis points increase in the average yield on debt and equity securities to 2.08% for the three months ended June 30, 2023 from 1.12% for the three months ended June 30, 2022, partially offset by a decrease in the average balance of debt and equity securities of $158,000, or 0.46%, to $34.0 million for the three months ended June 30, 2023 from $34.2 million for the three months ended June 30, 2022. The increase in the average yield on debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during 2022 and 2023. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $24,000 for the three months ended June 30, 2023 from the three months ended June 30, 2022 due to a 313 basis points increase in the average yield on restricted stocks to 6.84% for the three months ended June 30, 2023 from 3.71% for the three months ended June 30, 2022 and due to an increase in the average balance of restricted stocks of $567,000, or 30.8%, to $2.4 million for the three months ended June 30, 2023 from $1.8 million for the three months ended June 30, 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $385,000, or 432.6%, to $474,000 for the three months ended June 30, 2023, from $89,000 for the three months ended June 30, 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 406 basis points to 4.75% for the three months ended June 30, 2023 from 0.69% for the three months ended June 30, 2022, partially offset by a decrease in the average balance of cash and cash equivalents of $11.9 million, or 23.0%, to $39.9 million for the three months ended June 30, 2023 from $51.8 million for the three months ended June 30, 2022 . The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 425 basis points during 2022 and 75 basis points year to date June 30, 2023. The decrease in the average balance of cash and cash equivalents was due to funding loan originations and investing in short-term agency bonds and treasury securities.

Interest expense. Interest expense increased $1.2 million, or 177.4%, to $1.8 million for the three months ended June 30, 2023 20from $658,000 for the three months ended June 30, 2022 as a result of increases in interest expense on deposits and borrowings in the rising interest rate environment. The increase was due to a 150 basis points increase in the average cost of interest-bearing liabilities from 0.85% for the three months ended June 30, 2022 to 2.35% for the three months ended June 30, 2023 and an increase in the average balance of interest-bearing liabilities of $3.1 million to $310.6 million for the three months ended June 30, 2023 from $307.4 million for the three months ended June 30, 2022.

Interest expense on deposits increased $914,000, or 192.8%, to $1.4 million for the three months ended June 30, 2023 from $474,000 for the three months ended June 30, 2022 as a result of a 144 basis points increase in the average cost of interest-bearing deposits, partially offset by a decrease of $10.2 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 152 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 2.82% for the three months ended June 30, 2023 from 1.30% for the three months ended June 30, 2022. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 118 basis points to 1.57% for the three months ended June 30, 2023 from 0.39% for the three months ended June 30, 2022. The increase in rates was due to the rising interest rate environment. A decrease in the average balance of our transaction accounts by $34.9 million to $141.9 million for the three months ended June 30, 2023 from $176.9 million for the three months ended June 30, 2022 due to customers moving money to certificates of deposit and utilizing their deposits was partially offset by an increase of $24.7 million in the average certificates of deposit to $118.2 million for the three months ended June 30, 2023 from $93.5 million for the three months ended June 30, 2022 . The certificates of deposit increased due to promotional specials to increase deposits in the rising rate environment.

Interest expense on Federal Home Loan Bank borrowings increased $253,000, or 137.5%, to $437,000 for the three months ended June 30, 2023 from $184,000 for the three months ended June 30, 2022. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 147 basis points to 3.43% for the three months ended June 30, 2023 from 1.96% for the three months ended June 30, 2022 as higher cost Federal Home Loan Bank borrowings were incurred during 2023 to increase liquidity. There was an increase of $13.3 million in the average Federal Home Loan Bank borrowings to $50.4 million for the three months ended June 30, 2023 from $37.1 million for the three months ended June 30, 2022 as a result of using Federal Home Loan Bank borrowings to fund loan growth.

Net interest income. Net interest income increased $729,000, or 29.2%, to $3.2 million for the three months ended June 30, 2023 as compared to $2.5 million for the three months ended June 30, 2022. The increase in net interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale, partially offset by increases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $19.3 million to $83.2 million for the three months ended June 30, 2023 from $63.9 million for the three months ended June 30, 2022. Our net interest margin increased 59 basis points to 3.29% for the three months ended June 30, 2023 from 2.70% for the three months ended June 30, 2022. Our net interest rate spread increased 24 basis points to 2.80% for the three months ended June 30, 2023 from 2.56% for the three months ended June 30, 2022.

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

Based on our evaluation of the above factors, we recorded a $247,000 provision for credit losses for the three months ended June 30, 2023 compared to a $203,000 provision for loan losses for the three months ended June 30, 2022. The increase in the provision for credit losses was primarily driven by loan growth and a provision for credit losses on loans of $292,000, partially offset by a recovery for unfunded commitments of $45,000. The allowance for credit losses on loans was $4.3 million, or 1.34%, of loans outstanding at June 30, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$44	$54	$(10)	(18.5)%
Loss on equity investments	(12)	(27)	15	(55.6)
Bank owned life insurance income	48	43	5	11.6
Debit card income	56	50	6	12.0
Other service charges	48	19	29	152.6
Other income	75	8	67	837.5
Total noninterest income	$259	$147	$112	76.2%

Noninterest income increased by $112,000, or 76.2%, to $259,000 for the three months ended June 30, 2023 from $147,000 for the three months ended June 30, 2022. The increase in noninterest income resulted primarily from an increase in other income of $67,000, other service charges of $29,000 and the decrease in the loss on equity investments of $15,000. Other income increased $67,000 due to $58,000 of loan related fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.  Other service charges increased $29,000 due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023. The loss on equity investments was $15,000 less as a result of the increase in fair value of the equity investments.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,342	$1,059	$283	26.7%
Occupancy and equipment	177	168	9	5.4
Data and item processing	263	251	12	4.8
Advertising and marketing	73	25	48	192.0
Professional fees	165	150	15	10.0
Directors’ fees	108	61	47	77.0
FDIC insurance premiums	52	16	36	225.0
Pennsylvania shares tax	72	83	(11)	(13.3)
Debit card expenses	39	35	4	11.4
Other	202	161	41	25.5
Total noninterest expenses	$2,493	$2,009	$484	24.1%

Noninterest expenses increased $484,000, or 24.1%, to $2.5 million for the three months ended June 30, 2023 from $2.0 million for the three months ended June 30, 2022. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $283,000, advertising and marketing of $48,000 and Directors’ fees of $47,000. Salaries and employee benefits expense increased $283,000 primarily due to stock-based compensation expense of $102,000 for the second quarter of 2023, the hiring of additional staff and annual salary increases. Advertising and marketing increased $48,000 due to the increases in event sponsorships of $23,000 and contributions or donations of $13,000 quarter over quarter. Directors’ fees increased $47,000 primarily due to stock-based compensation expense of $33,000 for the second quarter of 2023, adding an additional Director in November 2022 and fee increases to all Directors.

Income tax expense. Income tax expense increased $72,000, to $153,000 for the three months ended June 30, 2023 from $81,000 for the three months ended June 30, 2022. The effective tax rates were 20.6% and 18.9% for the three month periods ended June 30, 2023 and 2022, respectively. The increase in income tax expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to an increase in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$317,454	$4,355	5.50%	$283,477	$2,950	4.17%
Debt and equity securities	34,004	177	2.08%	34,162	95	1.12%
Restricted stocks	2,405	41	6.84%	1,838	17	3.71%
Cash and cash equivalents	39,922	474	4.75%	51,842	89	0.69%
Total interest-earning assets	393,785	5,047	5.15%	371,319	3,151	3.41%
Noninterest-earning assets	13,799			11,804
Total assets	$407,584			$383,123

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,965	312	1.61%	$79,628	56	0.28%
Savings deposits	18,834	34	0.72%	22,617	20	0.35%
Money market deposits	45,143	211	1.87%	74,617	94	0.50%
Certificates of deposit	118,181	831	2.82%	93,449	304	1.30%
Total interest-bearing deposits	260,123	1,388	2.14%	270,311	474	0.70%
Long-term borrowings	50,434	437	3.43%	37,101	184	1.96%
Total interest-bearing liabilities	310,557	1,825	2.35%	307,412	658	0.85%
Noninterest-bearing demand deposits	43,097			26,136
Other noninterest-bearing liabilities	3,428			1,440
Total liabilities	357,082			334,988
Stockholders' equity	50,502			48,135
Total liabilities and stockholders' equity	$407,584			$383,123
Net interest income		$3,222			$2,493
Net interest rate spread (1)			2.80%			2.56%
Net interest-earning assets (2)	$83,228			$63,907
Net interest margin (3)			3.29%			2.70%
Average interest-earning assets to interest-bearing liabilities	126.80%			120.79%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$353	$1,052	$1,405
Debt and equity securities	—	82	82
Restricted stocks	5	19	24
Cash and cash equivalents	(21)	406	385
Total interest-earning assets	337	1,559	1,896

Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	257	256
Savings deposits	(3)	17	14
Money market deposits	(37)	154	117
Certificates of deposit	80	447	527
Total deposits	39	875	914
Borrowings	65	188	253
Total interest-bearing liabilities	104	1,063	1,167
Change in net interest income	$233	$496	$729

Comparison of Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022

General. Net income increased $405,000, or 68.4%, to $997,000 for the six months ended June 30, 2023 from $592,000 for the six months ended June 30, 2022. The $405,000 period over period increase in earnings was attributable to a $3.5 million increase in interest and dividend income and a $128,000 increase in noninterest income, partially offset by a $1.9 million increase in interest expense, a $1.0 million increase in noninterest expense, a $143,000 increase in income tax expense and a $137,000 increase in the provision for credit losses.

Interest and dividend income. Total interest and dividend income increased $3.5 million, or 58.7%, to $9.4 million for the six months ended June 30, 2023 from $5.9 million for the six months ended June 30, 2022. The increase in interest and dividend income was primarily the result of a 153 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 4.91% for the six months ended June 30, 2023 from 3.38% for the six months ended June 30, 2022. The increase was also due to a $33.3 million increase period over period in the average balance of interest-earning assets, driven by a $36.7 million increase in average loan balances and a $4.3 million increase in the average balance of debt and equity securities available for sale, partially offset by a $8.5 million decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $2.5 million, or 44.2%, to $8.2 million for the six months ended June 30, 2023 as compared to $5.7 million for the six months ended June 30, 2022, reflecting a 113 basis points increase in the average yield on loans to 5.28% for the six months ended June 30, 2023 from 4.15% for the six months ended June 30, 2022 and an increase in the average balance of loans to $311.0 million for the six months ended June 30, 2023 from $274.2 million for the six months ended June 30, 2022. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending. The six months ended June 30, 2023 and 2022 included $-0- and $28,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $220,000, or 121.5%, to $401,000 for the six months ended June 30, 2023 from $181,000 for the six months ended June 30, 2022. The increase in interest income on debt and equity securities of $163,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 was due to an 82 basis points increase in the average yield on debt and equity securities to 1.85% for the six months ended June 30, 2023 from 1.03% for the six months ended June 30, 2022 and an increase in the average balance of debt and equity securities available for sale of $4.3 million, or 14.2%, to $34.4 million for the six months ended June 30, 2023 from $30.1 million for the six months ended June 30, 2022. The increase in the average yield and balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during 2022 and 2023. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $57,000 for the six months ended June 30, 2023 from the six months ended June 30, 2022 due to a 395 basis points increase in the average yield on restricted stocks to 7.18% for the six months ended June 30, 2023 from 3.23% for the six months ended June 30, 2022 and due to an increase in the average balance of restricted stocks of $673,000, or 40.9%, to $2.3 million for the six months ended June 30, 2023 from $1.6 million for the six months ended June 30, 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $761,000, or 753.5%, to $862,000 for the six months ended June 30, 2023, from $101,000 for the six months ended June 30, 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 398 basis points to 4.41% for the six months ended June 30, 2023 from 0.43% for the six months ended June 30, 2022, partially offset by a decrease in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 425 basis points during 2022 and 75 basis points year to date June 30, 2023. The decrease in the average balance of cash and cash equivalents of $8.5 million, or 17.8%, to $39.1 million for the six months ended June 30, 2023 from $47.5 million for the six months ended June 30, 2022 was due to funding loan originations and investing in short term agency bonds and treasury securities.

Interest expense. Interest expense increased $1.9 million, or 153.5%, to $3.2 million for the six months ended June 30, 2023 20from $1.2 million for the six months ended June 30, 2022 as a result of increases in interest expense on borrowings and deposits in the rising interest rate environment. The increase was due to a 117 basis points increase in the average cost of interest-bearing liabilities from 0.86% for the six months ended June 30, 2022 to 2.03% for the six months ended June 30, 2023 and an increase in the average balance of interest-bearing liabilities of $20.7 million to $311.0 million for the six months ended June 30, 2023 from $290.3 million for the six months ended June 30, 2022.

Interest expense on deposits increased $1.4 million, or 154.8%, to $2.3 million for the six months ended June 30, 2023 from $909,000 for the six months ended June 30, 2022 as a result of a 107 basis points increase in the average cost of interest-bearing deposits and an increase of $5.1 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 118 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 2.53% for the six months ended June 30, 2023 from 1.35% for the six months ended June 30, 2022. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 83 basis points to 1.20% for the six months ended June 30, 2023 from 0.37% for the six months ended June 30, 2022. The increase in rates was due to the rising interest rate environment. A decrease in the average balance of our transaction accounts by $20.6 million to $146.4 million for the six months ended June 30, 2023 from $167.0 million for the six months ended June 30, 2022 was due to a large short-term municipal deposit in 2022. An increase of $25.8 million in the average certificates of deposit to $115.3 million for the six months ended June 30, 2023 from $89.5 million for the six months ended June 30, 2022 was due to promotional specials to increase deposits in the rising rate environment.

Interest expense on Federal Home Loan Bank borrowings increased $500,000, or 150.2%, to $833,000 for the six months ended June 30, 2023 from $333,000 for the six months ended June 30, 2022. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 140 basis points to 3.36% for the six months ended June 30, 2023 from 1.96% for the six months ended June 30, 2022 as higher cost Federal Home Loan

Bank borrowings were incurred during 2023 to increase liquidity. There was an increase of $15.6 million in the average Federal Home Loan Bank borrowings to $49.4 million for the six months ended June 30, 2023 from $33.8 million for the six months ended June 30, 2022 as a result of using Federal Home Loan Bank borrowings to partially fund loan growth and purchase short-term securities.

Net interest income. Net interest income increased $1.6 million, or 33.5%, to $6.3 million for the six months ended June 30, 2023 as compared to $4.7 million for the six months ended June 30, 2022. The increase in net interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale, partially offset by increases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $12.5 million to $75.7 million for the six months ended June 30, 2023 from $63.2 million for the six months ended June 30, 2022. Our net interest margin increased 60 basis points to 3.28% for the six months ended June 30, 2023 from 2.68% for the six months ended June 30, 2022. Our net interest rate spread increased 36 basis points to 2.88% for the six months ended June 30, 2023 from 2.52% for the six months ended June 30, 2022.

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

Based on our evaluation of the above factors, we recorded a $430,000 provision for credit losses for the six months ended June 30, 2023 compared to a $293,000 provision for loan losses for the six months ended June 30, 2022. The increase in the provision for credit losses was primarily driven by loan growth and a provision for credit losses on loans of $449,000, partially offset by a recovery for unfunded commitments of $19,000. The allowance for credit losses was $4.3 million, or 1.34%, of loans outstanding at June 30, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$91	$96	$(5)	(5.2)%
Loss on equity investments	—	(67)	67	(100.0)
Bank owned life insurance income	91	87	4	4.6
Debit card income	106	98	8	8.2
Other service charges	67	36	31	86.1
Loss on disposal of equipment	(40)	—	(40)	(100.0)
Other income	82	19	63	331.6
Total noninterest income	$397	$269	$128	47.6%

Noninterest income increased by $128,000, or 47.6%, to $397,000 for the six months ended June 30, 2023 from $269,000 for the six months ended June 30, 2022. The increase in noninterest income resulted primarily from a decrease in the loss on equity investments of $67,000, an increase in other income of $63,000 and an increase in other service charges of $31,000, partially offset by the increase in the loss on sale of premises and equipment of $40,000. The loss on equity investments decreased $67,000 as a result of the increase in fair value of the equity investments. Other income increased $63,000 due to $58,000 of loan related fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.  Other service charges increased $31,000 due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023.The $40,000 loss on disposal of equipment was a result of replacing the non-depository ATMs with full functioning ATMs as part of our continued investment in our infrastructure and technology. The new ATMs improve the client experience by providing twenty-four hours seven days a week access to banking services.

Noninterest Expenses. Noninterest expenses information is as follows.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,691	$2,040	$651	31.9%
Occupancy and equipment	341	318	23	7.2
Data and item processing	530	493	37	7.5
Advertising and marketing	98	47	51	108.5
Professional fees	345	317	28	8.8
Directors’ fees	215	122	93	76.2
FDIC insurance premiums	92	38	54	142.1
Pennsylvania shares tax	149	163	(14)	(8.6)
Debit card expenses	74	69	5	7.2
Other	423	334	89	26.6
Total noninterest expenses	$4,958	$3,941	$1,017	25.8%

Noninterest expenses increased $1.0 million, or 25.8%, to $5.0 million for the six months ended June 30, 2023 from $3.9 million for the six months ended June 30, 2022. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $651,000, Directors’ fees of $93,000 and other expenses of $89,000. Salaries and employee benefits expense increased $651,000 primarily due to stock-based compensation expense of $203,000 for the first six months of 2023, the hiring of additional staff and annual salary increases. Directors’ fees increased $93,000 primarily due to stock-based compensation expense of $65,000 for the first six months of 2023, adding an additional Director in November 2022 and fee increases to all Directors. Other expense increased $89,000 due to the increases in Bank ordered loan appraisal fees, education and training expenses, and stationery & supplies.

Income tax expense. Income tax expense increased $143,000, to $279,000 for the six months ended June 30, 2023 from $136,000 for the six months ended June 30, 2022. The effective tax rates were 21.9% and 18.7% for the six month periods ended June 30, 2023 and 2022, respectively. The increase in income tax expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to an increase in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$310,961	$8,153	5.28%	$274,218	$5,653	4.15%
Debt and equity securities	34,393	318	1.85%	30,107	155	1.03%
Restricted stocks	2,318	83	7.18%	1,645	26	3.23%
Cash and cash equivalents	39,069	862	4.41%	47,521	101	0.43%
Total interest-earning assets	386,741	9,416	4.91%	353,491	5,935	3.38%
Noninterest-earning assets	9,631			8,775
Total assets	$396,372			$362,266

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,775	423	1.10%	$76,005	107	0.28%
Savings deposits	20,035	52	0.53%	22,264	39	0.35%
Money market deposits	48,548	397	1.65%	68,719	164	0.48%
Certificates of deposit	115,278	1,444	2.53%	89,522	599	1.35%
Total interest-bearing deposits	261,636	2,316	1.78%	256,510	909	0.71%
Borrowings	49,385	833	3.36%	33,791	333	1.96%
Total interest-bearing liabilities	311,021	3,149	2.03%	290,301	1,242	0.86%
Noninterest-bearing demand deposits	35,479			25,015
Other noninterest-bearing liabilities	3,224			1,282
Total liabilities	349,724			316,598
Stockholders' equity	46,648			45,668
Total liabilities and stockholders' equity	$396,372			$362,266
Net interest income		$6,267			$4,693
Net interest rate spread (1)			2.88%			2.52%
Net interest-earning assets (2)	$75,720			$63,190
Net interest margin (3)			3.28%			2.68%
Average interest-earning assets to interest-bearing liabilities	124.35%			121.77%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Six Months Ended
	June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$756	$1,744	$2,500
Debt and equity securities	22	141	163
Restricted stocks	11	46	57
Cash and cash equivalents	(18)	779	761
Total interest-earning assets	771	2,710	3,481

Interest-bearing liabilities:
Interest-bearing demand deposits	2	314	316
Savings deposits	(4)	17	13
Money market deposits	(48)	281	233
Certificates of deposit	172	673	845
Total deposits	122	1,285	1,407
Borrowings	152	348	500
Total interest-bearing liabilities	274	1,633	1,907
Change in net interest income	$497	$1,077	$1,574

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2023 or as of December 31, 2022.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$189	$330
Commercial	429	416
Construction	—	147
Commercial and industrial	232	156
Consumer and other	—	—
Total non-accrual loans	850	1,049

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$850	$1,049
Foreclosed assets	—	—
Total non-performing assets	$850	$1,049

Total non-performing loans to total loans	0.26%	0.34%
Total non-accrual loans to total loans	0.26%	0.34%
Total non-performing assets to total assets	0.21%	0.27%

Non-performing loans were $850,000, or 0.26% of total loans, at June 30, 2023 and $1.0 million, or 0.34% of total loans, at December 31, 2022. During the six months ended June 30, 2023, payoff of two non-accrual loan relationships in the construction real estate and commercial real estate-buckets, payments on non-accrual loans, the return of a one-to four-family residential real estate loan from non-accrual to accruing status and partial charge-off on a commercial and industrial loan, partially offset by one relationship being added to non-accrual status in the commercial real estate and commercial and industrial buckets resulted in the decrease in non-accrual loans.

Allowance for credit losses. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)		(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,090	$3,236	$3,992	$3,145
Provision for credit losses	292	203	449	293
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	(69)	—	(144)	—
Consumer and other	—	—	—	—
Total charge-offs	(69)	—	(144)	—

Recoveries:
Real estate:
One- to four-family residential	—	—	15	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	1	—	2	1
Consumer and other	—	—	—	—
Total recoveries	1	—	17	1

Net (charge-offs) recoveries	(68)	—	(127)	1

Allowance for credit losses at end of period	$4,314	$3,439	$4,314	$3,439

Allowance to non-accrual loans	507.53%	211.89%	507.53%	211.89%
Allowance to total loans outstanding at the end of the period	1.34%	1.16%	1.34%	1.16%
Net charge-offs to average loans outstanding during the period (annualized)	0.09%	—%	0.08%	—%

The provision for credit losses increased $44,000, or 21.7%, to $247,000 for the three months ended June 30, 2023 from $203,000 for the three months ended June 30, 2022. The provision for credit losses increased $137,000, or 46.8%, to $430,000 for the six months ended June 30, 2023 from $293,000 for the six months ended June 30, 2022. The increases for both periods ended June 30, 2023 were due to loan growth during the current periods, partially offset by the recovery for unfunded commitments of $45,000 and $19,000 for the three and six month periods ended June 30, 2023, respectively. An additional partial charge-off of a previously written down commercial and industrial loan for $69,000 and $144,000 was taken in the three and six months ended June 30, 2023, respectively. This was partially offset by recoveries of $1,000 and $17,000 for the three and six months ended June 30, 2023, respectively. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has increased from the second quarter a year ago. The allowance to total loans outstanding at the end of the period was 1.34% at June 30, 2023, improving from 1.16% at June 30, 2022 and remaining consistent with December 31, 2022 at 1.31%.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At June 30, 2023, we had the ability to borrow approximately $161.1 million from the Federal Home Loan Bank of Pittsburgh, of which $50.4 million had been advanced in addition to $14.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at June 30, 2023, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at June 30, 2023. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the six months ended June 30, 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the six months ended June 30, 2023 and 2022, our liquidity ratio averaged 13.1% and 13.4%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $42.5 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $34.8 million at June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2023, totaled $54.8 million, or 43.7% of our certificates of deposit, and 17.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At June 30, 2023, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2023, we had outstanding commitments to originate loans of $37.8 million, unused lines of credit totaling $13.6 million and $2.8 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $54.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. Higher inflation and its impacts, nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans and deposits and increases in loan delinquencies and defaults.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information related to this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2023.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2023:

Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	April 1 through April 30, 2023	—	$—	—	—
	May 1 through May 31, 2023	20,800	12.16	96,740	180,985
	June 1 through June 30, 2023	25,503	13.56	122,243	155,482
	Total	46,303	$12.93	122,243	155,482

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program will expire on August 1, 2023, unless extended by the Board of Directors.

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

Date: August 14, 2023

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)