Form 10-Q
period 2023-09-30
PB Bankshares, Inc.
filed 2023-11-14
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As Common Stock, $0.01 par value - 2,714,967 shares outstanding as of November 10, 2023.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,
	2023	December 31,
	(Unaudited)	2022

Assets
Cash and due from banks	$19,859	$15,918
Federal funds sold	4,823	1,186
Interest earning deposits with banks	503	100

Cash and cash equivalents	25,185	17,204

Debt securities available-for-sale, at fair value	40,667	52,047
Equity securities, at fair value	752	762
Restricted stocks, at cost	2,464	2,251
Loans receivable, net of allowance for credit losses of $4,468 at September 30, 2023 and $3,992 at December 31, 2022	325,350	300,855
Premises and equipment, net	2,124	1,693
Deferred income taxes, net	1,826	1,656
Accrued interest receivable	1,327	1,123
Bank owned life insurance	8,178	7,487
Other assets	1,339	1,469

Total Assets	$409,212	$386,547

Liabilities and Stockholders' Equity

Liabilities
Deposits	$306,521	$289,495
Borrowings	51,887	47,638
Accrued expenses and other liabilities	4,222	3,427

Total Liabilities	362,630	340,560

Commitments and contingencies - see note 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,744,967 (including 108,115 restricted shares) and 2,845,076 (including 108,115 restricted shares) issued and outstanding at September 30, 2023 and December 31, 2022, respectively	26	27
Additional paid-in capital	24,786	25,721
Retained earnings	26,149	24,779
Unearned ESOP shares, 199,962 shares at September 30, 2023 and December 31, 2022	(2,608)	(2,608)
Accumulated other comprehensive loss	(1,771)	(1,932)

Total Stockholders' Equity	46,582	45,987

Total Liabilities and Stockholders' Equity	$409,212	$386,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest and Dividend Income
Loans, including fees	$4,380	$3,362	$12,533	$9,015
Securities	337	150	738	331
Other	422	171	1,284	272
Total Interest and Dividend Income	5,139	3,683	14,555	9,618

Interest Expense
Deposits	1,645	466	3,961	1,374
Borrowings	453	229	1,286	562
Total Interest Expense	2,098	695	5,247	1,936

Net interest income	3,041	2,988	9,308	7,682

Provision for Credit Losses	140	346	570	639

Net interest income after provision for credit losses	2,901	2,642	8,738	7,043

Noninterest Income
Service charges on deposit accounts	39	40	130	136
Loss on equity securities	(24)	(33)	(24)	(100)
Bank owned life insurance income	50	44	141	131
Debit card income	59	51	165	149
Other service charges	20	19	87	55
Loss on disposal of premises and equipment	—	—	(40)	—
Other income	41	20	123	39
Total Noninterest Income	185	141	582	410

Noninterest Expenses
Salaries and employee benefits	1,279	1,216	3,970	3,256
Occupancy and equipment	180	173	521	491
Data and item processing	268	254	798	747
Advertising and marketing	60	37	158	84
Professional fees	170	186	515	503
Directors’ fees	107	60	322	182
FDIC insurance premiums	46	38	138	76
Pennsylvania shares tax	72	84	221	247
Debit card expenses	44	36	118	105
Other	206	187	629	522
Total Noninterest Expenses	2,432	2,271	7,390	6,213

Income before income tax expense	654	512	1,930	1,240

Income Tax Expense	141	98	420	234

Net Income	$513	$414	$1,510	$1,006
Earnings per common share - basic	$0.21	$0.16	$0.61	$0.39
Earnings per common share - diluted	$0.21	$0.16	$0.60	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Income	$513	$414	$1,510	$1,006

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	(2)	(581)	204	(2,182)
Tax effect	1	122	(43)	458

Other comprehensive income (loss)	(1)	(459)	161	(1,724)

Total Comprehensive Income (Loss)	$512	$(45)	$1,671	$(718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and nine months ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2022	$28	$26,176	$23,257	$(2,753)	$(1,547)	$45,161

Net income	—	—	414	—	—	414
Repurchased common stock, 37,789 shares	—	(498)	—	—	—	(498)
Other comprehensive loss	—	—	—	—	(459)	(459)

Balance, September 30, 2022	$28	$25,678	$23,671	$(2,753)	$(2,006)	$44,618

Balance, July 1, 2023	$27	$24,892	25,636	$(2,608)	$(1,770)	$46,177

Net income	—	—	513	—	—	513
Repurchased common stock, 18,155 shares	(1)	(244)	—	—	—	(245)
Stock based compensation expense	—	138	—	—	—	138
Other comprehensive loss	—	—	—	—	(1)	(1)

Balance, September 30, 2023	$26	$24,786	$26,149	$(2,608)	$(1,771)	$46,582

Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	1,006	—	—	1,006
Repurchased common stock, 37,789 shares	—	(498)	—	—	—	(498)
Other comprehensive loss	—	—	—	—	(1,724)	(1,724)

Balance, September 30, 2022	$28	$25,678	$23,671	$(2,753)	$(2,006)	$44,618

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	1,510	—	—	1,510
Repurchased common stock, 100,109 shares	(1)	(1,341)	—	—	—	(1,342)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	406	—	—	—	406
Other comprehensive income	—	—	—	—	161	161

Balance, September 30, 2023	$26	$24,786	$26,149	$(2,608)	$(1,771)	$46,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,510	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	570	639
Depreciation and amortization	242	220
Loss on disposal of premises and equipment	40	—
Net accretion of securities premiums and discounts	(377)	(92)
Deferred income tax benefit	(176)	(184)
Loss on equity securities	24	100
Deferred loan fees, net	62	58
Earnings on bank owned life insurance	(141)	(131)
Stock-based compensation expense	406	—
Increase in accrued interest receivable and other assets	(149)	(268)
Increase in accrued expenses and other liabilities	649	550

Net Cash Provided by Operating Activities	2,660	1,898

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(18,584)	(19,853)
Maturities, calls, and principal repayments	30,545	6,173
Dividends on equity securities reinvested	(14)	(8)
Purchase of restricted stocks	(213)	(1,098)
Purchase of additional bank owned life insurance	(550)	—
Net increase in loans receivable	(25,158)	(52,882)
Purchases of premises and equipment	(638)	(87)

Net Cash Used in Investing Activities	(14,612)	(67,755)

Cash Flows from Financing Activities
Net increase in deposits	17,026	38,498
Repurchased common stock	(1,342)	(498)
Advances of borrowings	13,650	29,000
Repayments of borrowings	(9,401)	(5,269)

Net Cash Provided by Financing Activities	19,933	61,731

Increase (decrease) in cash and cash equivalents	7,981	(4,126)

Cash and Cash Equivalents, Beginning of Period	17,204	26,864

Cash and Cash Equivalents, End of Period	$25,185	$22,738

Supplementary Cash Flows Information
Interest paid	$4,972	$1,893
Right-to-use lease assets and liability	—	247
Income taxes paid	331	274

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on debt securities available-for-sale	$204	$(2,182)

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

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

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption established a reserve for unfunded loan commitments of $177,000. This adjustment, net of tax, reduced the opening retained earnings of the Company and the Bank by $140,000 as of the date of adoption.

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

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. This includes forecasts that are reasonable and supportable concerning expectations of future economic conditions. The reasonable and supportable forecast period is a year. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.	Effect of external factors, such as competition and legal and regulatory requirements.
7.	Experience, ability, and depth of lending management and other relevant staff.
8.	Quality of loan review and Board of Director oversight.
9.	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.
10.	Changes in inflationary environment.
11.	Changes in the interest rate environment.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
September 30, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$24,243	$—	$(1,924)	$22,319
Treasury securities	15,816	—	(29)	15,787
Mortgage-backed securities	86	1	(1)	86
Collateralized mortgage obligations	2,763	—	(288)	2,475
Total available-for-sale debt securities	$42,908	$1	$(2,242)	$40,667

Equity securities:
Mutual funds (fixed income)				$752

		Gross Unrealized	Gross Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,126)	$19,117
Treasury securities	29,859	2	(42)	29,819
Mortgage-backed securities	97	2	—	99
Collateralized mortgage obligations	3,293	—	(281)	3,012
Total available-for-sale debt securities	$54,492	$4	$(2,449)	$52,047

Equity securities:
Mutual funds (fixed income)				$762

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$2,994	$(4)	$19,325	$(1,920)	$22,319	$(1,924)
Treasury securities	15,787	(29)	—	—	15,787	(29)
Mortgage-backed securities	59	(1)	—	—	59	(1)
Collateralized mortgage obligations	—	—	2,475	(288)	2,475	(288)

Total	$18,840	$(34)	$21,800	$(2,208)	$40,640	$(2,242)

December 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,117	$(2,126)	$19,117	$(2,126)
Treasury securities	9,928	(42)	—	—	9,928	(42)
Collateralized mortgage obligations	1,479	(106)	1,533	(175)	3,012	(281)

Total	$11,407	$(148)	$20,650	$(2,301)	$32,057	$(2,449)

As of September 30, 2023 and December 31, 2022, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of September 30, 2023 and December 31, 2022.

At September 30, 2023, 50 agency bonds, five treasury securities, five mortgage-backed securities and 34 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of September 30, 2023, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at September 30, 2023, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three and nine months ended September 30, 2023 or September 30, 2022. The amortized cost and fair value of debt securities available-for-sale at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$16,828	$16,801	5.32%
Due one year through five years	23,231	21,305	2.81
Due after five years through ten years	—	—	—
Mortgage-backed securities	86	86	5.09
Collateralized mortgage obligations	2,763	2,475	1.94

Total available-for-sale debt securities	$42,908	$40,667	2.75%

At September 30, 2023 and December 31, 2022, the Company had securities with fair values totaling $1,830,000 and $1,810,000, respectively, pledged to secure borrowings.

At September 30, 2023 and December 31, 2022, the Company had securities with fair values totaling $18,618,000 and $21,604,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable incurred loss GAAP.

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.2 million at September 30, 2023, from the amortized cost basis of loans.

Major classifications of net loans receivable at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Real estate:
One-to four-family residential	$107,473	$110,387
Commercial	186,406	148,567
Construction	9,812	20,406
Commercial and industrial	17,002	17,874
Consumer and other	9,796	8,203

	330,489	305,437
Deferred loan fees, net	(671)	(590)
Allowance for credit losses	(4,468)	(3,992)

Total loans receivable, net	$325,350	$300,855

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans
				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,233	$—	$—	$136	$1,369
Commercial	2,354	—	—	213	2,567
Construction	138	—	—	(40)	98
Commercial and industrial	209	—	1	21	231
Consumer and other	112	—	—	3	115
Unallocated	268	—	—	(180)	88

	$4,314	$—	$1	$153	$4,468

The following table summarizes the activity in the allowance for loan losses by loan class for the three months ended September 30, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,012	$—	$—	$23	$1,035
Commercial	1,933	—	—	(119)	1,814
Construction	212	—	—	24	236
Commercial and industrial	109	—	2	11	122
Consumer and other	28	—	—	—	28
Unallocated	145	—	—	407	552

	$3,439	$—	$2	$346	$3,787

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the nine months ended September 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans
	Beginning
	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$153	$1,369
Commercial	1,829	75	—	—	663	2,567
Construction	316	(34)	—	—	(184)	98
Commercial and industrial	308	(84)	(144)	3	148	231
Consumer and other	87	3	—	—	25	115
Unallocated	296	(5)	—	—	(203)	88

Total	$3,992	$—	$(144)	$18	$602	$4,468

The following table summarizes the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(182)	$1,035
Commercial	1,357	—	—	457	1,814
Construction	194	—	—	42	236
Commercial and industrial	191	—	3	(72)	122
Consumer and other	33	—	—	(5)	28
Unallocated	153	—	—	399	552

Total	$3,145	$—	$3	$639	$3,787

The following tables present a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022
Provision for credit losses:
Provision for loans	$153	$346
Recovery for unfunded commitments	(13)	—

Total provision for credit losses	$140	$346

	Nine Months Ended September 30,
	2023	2022
Provision for credit losses:
Provision for loans	$602	$639
Recovery for unfunded commitments	(32)	—

Total provision for credit losses	$570	$639

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$175	$175
Commercial	419	419
Commercial and industrial	220	220

Total	$814	$814

	December 31, 2022
		Nonaccural
	Nonaccrual	With No ALL
Real estate:
One- to four-family residential	$330	$330
Commercial	416	416
Construction	147	—
Commercial and industrial	156	156

Total	$1,049	$902

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of September 30, 2023 (in thousands):

	September 30, 2023
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$508	$—	$508	$—
Commercial	1,078	—	1,078	—
Construction	—	—	—	—
Commercial and industrial	220	—	220	—
Consumer and other	—	—	—	—

Total	$1,806	$—	$1,806	$—

A loan is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” loans include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Loans classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Loans classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Loans that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. Loans that are performing as agreed are classified as “pass”.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2023 (in thousands); as well as gross charge-offs (in thousands) for the nine months ended September 30, 2023:

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$4,717	$17,852	$18,577	$13,272	$8,800	$32,582	$8,981	$1,246	$106,027
Special Mention	—	471	—	—	—	592	—	—	1,063
Substandard	—	—	—	—	—	383	—	—	383
Total real estate: one- to four-family residential	$4,717	$18,323	$18,577	$13,272	$8,800	$33,557	$8,981	$1,246	$107,473
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$41,449	$44,965	$49,737	$22,522	$4,551	$19,891	$2,213	$—	$185,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,078	—	—	1,078
Total real estate: commercial	$41,449	$44,965	$49,737	$22,522	$4,551	$20,969	$2,213	$—	$186,406
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$381	$7,667	$122	$119	$—	$—	$1,425	$—	$9,714
Special Mention	—	98	—	—	—	—	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$381	$7,765	$122	$119	$—	$—	$1,425	$—	$9,812
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$619	$3,350	$1,643	$800	$102	$246	$9,958	$64	$16,782
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	126	—	—	94	—	—	—	—	220
Total commercial and industrial	$745	$3,350	$1,643	$894	$102	$246	$9,958	$64	$17,002
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

Consumer and other
Pass	$—	$2,011	$2,000	$991	$—	$—	$4,794	$—	$9,796
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$—	$2,011	$2,000	$991	$—	$—	$4,794	$—	$9,796
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans, gross
Pass	$47,166	$75,845	$72,079	$37,704	$13,453	$52,719	$27,371	$1,310	$327,647
Special Mention	—	569	—	—	—	592	—	—	1,161
Substandard	126	—	—	94	—	1,461	—	—	1,681
Total loans, gross	$47,292	$76,414	$72,079	$37,798	$13,453	$54,772	$27,371	$1,310	$330,489
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2023 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	and Accruing
Real estate:
One- to four-family residential	$90	$34	$29	$153	$107,320	$107,473	$—
Commercial	609	—	—	609	185,797	186,406	—
Construction	98	—	—	98	9,714	9,812	—
Commercial and industrial	—	—	—	—	17,002	17,002	—
Consumer and other	—	—	—	—	9,796	9,796	—

Total loans, gross	$797	$34	$29	$860	$329,629	$330,489	$—

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

No loans were modified during the three and nine months ended September 30, 2023 and 2022 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three and nine months ended September 30, 2023 and 2022 of modified loans.

At September 30, 2023 and December 31, 2022, there was no other real estate owned. There was no real estate in process of foreclosure as of September 30, 2023 and December 31, 2022.

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

The following tables present information about the Company’s leases as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	September 30,		December 31,
	2023		2022
Right-to-use assets	$877		953
Lease liability	$838		910
Weighted average remaining lease term	12.38	years	12.67	years
Weighted average discount rate	4.57%		4.43%

	Three Months		Three Months		Nine Months	Nine Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2023		2022		2023	2022
Operating lease cost	$24		$15		$73	$47
Short-term lease cost	20		—		61	—
Total lease costs	$44		$15		$134	$47

Cash paid for amounts included in the measurement of lease liabilities	$33		$16		$99	$48

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
September 30,
Lease payments due (in thousands):	2023

Three months ending December 31, 2023	$33
2024	130
2025	122
2026	70
2027	66
Thereafter	713
Total undiscounted cash flows	1,134
Discount	296
Lease Liability	$838

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2024, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at September 30, 2023 and December 31, 2022. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at September 30, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at September 30, 2023 and December 31, 2022.

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.68% and 4.45% at September 30, 2023 and December 31, 2022 respectively. The Company had no outstanding borrowings under this line of credit at September 30, 2023 and December 31, 2022.

Maximum borrowing capacity with the FHLB was approximately $168,828,000 and $155,601,000 at September 30, 2023 and December 31, 2022, respectively. The Company had three unfunded letters of credit with the FHLB for $14,150,000 at September 30, 2023 and two letters of credit with FHLB that totaled $8,300,000 at December 31, 2022 that were pledged to secure public funds.

Borrowings from the FHLB at September 30, 2023 and December 31, 2022 consist of the following (dollars in thousands):

	September 30,		December 31,
	2023		2022
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2023	$2,500	4.48%	$11,057	3.16%
2024	11,500	5.34	11,500	4.55
2026	1,946	1.32	2,559	1.32
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	—	—
2032	2,791	1.83	3,022	1.83

Total borrowings	$51,887	3.61%	$47,638	3.12%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Commitments to grant loans	$32,995	$41,154
Unfunded commitments under lines of credit	12,830	11,520
Standby letters of credit	2,766	3,029

Total off-balance sheet financial instruments	$48,591	$55,703

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of September 30, 2023, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated statement of financial condition or of operations of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2023 and December 31, 2022, there were 13,628 and 14,628 shares available for future awards under this plan, respectively. The shares available for future award includes 10,653 and 11,653 shares available for incentive and non-qualified stock options as of September 30, 2023 and December 31, 2022, respectively, and 2,975 shares available for restricted stock awards as of those same dates. The stock options and restricted shares vest over a five-year period.

Stock option expense was $71,000 and $208,000 for the three month and nine month periods ended September 30, 2023, respectively. At September 30, 2023, total unrecognized compensation cost related to stock options was $1,137,000.

A summary of the Company’s stock option activity and related information for the three and nine month periods ended September 30, 2023 was as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2023
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2023	266,072	$12.28	9.38	$—
Granted	1,000	13.80	9.75	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2023	267,072	$12.29	9.13	$15
Exercisable, September 30, 2023	—	$—	—	$—

	Nine Months Ended September 30, 2023
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2023	266,072	$12.28	9.88	$—
Granted	1,000	13.80	9.75	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding, September 30, 2023	267,072	$12.29	9.13	$15
Exercisable, September 30, 2023	—	$—	—	$—

Restricted stock expense was $67,000 and $198,000 for the three month and nine month periods ended September 30, 2023, respectively. At September 30, 2023, the unrecognized compensation expense relating to non-vested stock outstanding was $1,096,000.

A summary of the Company’s restricted stock activity and related information for the three and nine month periods ended September 30, 2023, is as follows:

Three Months Ended September 30, 2023
Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2023	108,115	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2023	108,115	$12.28

Nine Months Ended September 30, 2023
Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	108,115	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2023	108,115	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of September 30, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations. As of December 31, 2022 the Bank had elected the community bank leverage ratio framework (“CBLR” framework).

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies, but elected to revert back to the risk weighting framework without restriction.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

					To be Well Capitalized under
			For Capital		Prompt Corrective Action
September 30, 2023	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$43,179	13.27%	$26,023	8.00%	$32,529	10.00%
Tier 1 capital (to risk-weighted assets)	$39,112	12.02%	$19,518	6.00%	$26,023	8.00%
Common equity (to risk-weighted assets)	$39,112	12.02%	$14,638	4.50%	$21,144	6.50%
Tier 1 capital (to average assets)	$39,112	9.84%	$15,902	4.00%	$19,878	5.00%

			To be Well Capitalized under
			Prompt Corrective Action
December 31, 2022	Actual		Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	37,987	10.00%	$33,998	9.00%

11. Earnings Per Share

The factors used in the earning per share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$513	$414	$1,510	$1,006

Weighted average common shares outstanding	2,643,955	2,762,919	2,687,605	2,772,420
Less: Average unearned ESOP shares	(199,962)	(211,071)	(199,962)	(211,071)

Weighted average shares outstanding (basic)	2,443,993	2,551,848	2,487,643	2,561,349

Dilutive common stock equivalents	21,875	—	17,276	—

Weighted average shares outstanding (diluted)	2,465,868	2,551,848	2,504,919	2,561,349

Basic earnings per common share	$0.21	$0.16	$0.61	$0.39
Diluted earnings per common share	$0.21	$0.16	$0.60	$0.39

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. At December 31, 2022, the fair value consisted of the recorded investment in the collateral dependent loans of $52,000, which was net of a valuation allowance of $95,000. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$22,319	$—	$22,319	$—
Treasury securities	15,787	15,787	—	—
Mortgage-backed securities	86	—	86	—
Collateralized mortgage obligations	2,475	—	2,475	—
Mutual funds	752	752	—	—

Total assets measured at fair value on a recurring basis	$41,419	$16,539	$24,880	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,117	$—	$19,117	$—
Treasury securities	29,819	29,819	—	—
Mortgage-backed securities	99	—	99	—
Collateralized mortgage obligations	3,012	—	3,012	—
Mutual funds	762	762	—	—

Total assets measured at fair value on a recurring basis	$52,809	$30,581	$22,228	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$52	$—	$—	$52

Total assets measured at fair value on a nonrecurring basis	$52	$—	$—	$52

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A

December 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$52	Appraisal of collateral	Selling expenses and discounts (1)	68.4% (68.4%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$25,185	$25,185	$17,204	$17,204
Debt securities - available-for-sale	1 & 2	40,667	40,667	52,047	52,047
Equity securities	1	752	752	762	762
Restricted stocks	2	2,464	2,464	2,251	2,251
Loans, net	3	325,350	320,626	300,855	303,108
Accrued interest receivable	1	1,327	1,327	1,123	1,123
Bank owned life insurance	2	8,178	8,178	7,487	7,487

Financial liabilities:
Demand deposits, savings, and money market	1	190,154	190,154	176,370	176,370
Certificates of deposit	2	116,367	108,587	113,125	106,818
Borrowings	2	51,887	52,134	47,638	46,990
Accrued interest payable	1	699	699	424	424

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest income in scope of Topic 606	2023	2022	2023	2022
Service charges on deposit accounts	$39	$40	$130	$136
Debit card income	59	51	165	149
Other service charges	20	19	87	55
Loss on sale of premises and equipment	—	—	(40)	—
Other noninterest income	41	20	123	39
Noninterest income (in scope for Topic 606)	159	130	465	379
Noninterest income (out of scope for Topic 606)	26	11	117	31
Total noninterest income	$185	$141	$582	$410

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $22.7 million, or 5.9%, from $386.5 million at December 31, 2022 to $409.2 million at September 30, 2023 and an increase in our deposits of $17.0 million, or 5.9%, from $289.5 million at December 31, 2022 to $306.5 million at September 30, 2023.

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

For the three months ended September 30, 2023, we reported net income of $513,000 compared to net income of $414,000 for the three months ended September 30, 2022. The period over period increase in earnings of $99,000 was primarily attributable to increases in net interest income and noninterest income, and a decrease in provision for credit losses, partially offset by increases in noninterest expenses and income tax expense.

For the nine months ended September 30, 2023, we reported net income of $1,510,000 compared to net income of $1,006,000 for the nine months ended September 30, 2022. The period over period increase in earnings of $504,000 was primarily attributable to increases in net interest income and noninterest income, and a decrease in provision for credit losses, partially offset by increases in noninterest expenses and income tax expense.

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

The allowance for credit losses (“ACL”) at September 30, 2023 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

The allowance may be affected materially by a variety of qualitative factors that the Company considers to reflect its current judgement of various events and risks that are not measured in our statistical procedures. These qualitative risk factors include: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans; (3) nature and volume of the portfolio and terms of loans; (4) volume and severity of past due, classified and nonaccrual loans as well as loan modifications; (5) existence and effect of any concentrations of credit and changes in the level of such concentrations; (6) effect of external factors, such as competition and legal and regulatory requirements; (7) experience, ability, and depth of lending department management and other relevant staff; (8) quality of loan review and board of directors oversight; (9)The effect of other external factors (i.e. competition, legal and regulatory requirements); (10) the level of estimated credit losses change in the inflationary environment; (11) the level of estimated credit losses change in the interest rate environment. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted probability of default of benchmarked banks and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

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

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets. Total assets increased $22.7 million to $409.2 million at September 30, 2023 from $386.5 million at December 31, 2022. The increase in assets was primarily due to increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in debt securities available-for-sale. Growth was driven by maturity of short-term treasury securities that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Gross loans increased $25.1 million, or 8.2%, to $330.5 million at September 30, 2023 from $305.4 million at December 31, 2022, primarily due to growth in the commercial real estate portfolio. Cash and cash equivalents increased $8.0 million to $25.2 million at September 30, 2023 from $17.2 million at December 31, 2022. Debt securities available-for-sale decreased $11.3 million to $40.7 million at September 30, 2023 from $52.0 million at December 31, 2022, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $24.5 million, or 8.1%, to $325.4 million at September 30, 2023 from $300.9 million at December 31, 2022 primarily due to the increase in the commercial real estate portfolio. Commercial real estate loans increased $37.8 million, or 25.5%, to $186.4 million at September 30, 2023 from $148.6 million at December 31, 2022. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Consumer and other loans increased $1.6 million, or 19.4%, to $9.8 million at September 30, 2023 from $8.2 million at December 31, 2022. Construction real estate loans decreased $10.6 million, or 51.9%, to $9.8 million at September 30, 2023 from $20.4 million at December 31, 2022 primarily due to construction completion and conversion to real estate loans. One- to four-family residential loans decreased $2.9 million, or 2.6%, to $107.5 million at September 30, 2023 from $110.4 million at December 31, 2022 primarily due to loan payments. Commercial and industrial loans decreased $872,000, or 4.9%, to $17.0 million at September 30, 2023 from $17.9 million at December 31, 2022 primarily due to loan payoffs.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate portfolio. As of September 30, 2023, approximately 73% or $109.5 million of the non-owner occupied commercial real estate loan portfolio was subject to stress testing (loans having exposure under $250,000 and investor one- to four- family properties generally are not subject to stress testing). At September 30, 2023, the commercial real estate portfolio has an average Loan-to-Value ratio of 62.9% and a Debt Service Coverage ratio of 1.38 times, exclusive of any sponsor or guarantor support. The commercial real estate portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, office space and hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $9.5 million in non-owner-occupied office space at September 30, 2023. Notably the five loans comprising the office segment are all medical related, which the Bank believes has not suffered the same decline that the general office market has experienced. The office space loan portfolio has an average Loan-to-Value ratio of 73.3% and Debt Service Coverage ratio of 1.42 times, exclusive of any sponsor or guarantor support at September 30, 2023.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $17.4 million (five hotel properties) at September 30, 2023. At September 30, 2023, the average Loan-to-Value ratio of the Bank’s hospitality portfolio was 56.1% with Debt Service Coverage ratio of 1.99 times, exclusive of any sponsor or guarantor support. The Bank believes guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Cash and cash equivalents increased $8.0 million, or 46.4%, to $25.2 million at September 30, 2023 from $17.2 million at December 31, 2022 due to an increase in fed funds sold and cash and due from banks. The increase was due to the maturity of $30.0 million of short-term treasury securities, whereas only $19.0 million were reinvested in short term agency bonds and treasury securities.

Debt securities available-for-sale decreased $11.4 million, or 21.9%, to $40.7 million at September 30, 2023 from $52.0 million at December 31, 2022 due to the maturity of $30.0 million of treasury securities, partially offset by the purchase of $19.0 million of short term agency bonds and treasury securities and a $161,000 year to date increase in the fair market value of debt securities available for sale.

Deposits and borrowings. Total deposits increased $17.0 million, or 5.9%, to $306.5 million at September 30, 2023 from $289.5 million at December 31, 2022. The increase in our deposits reflected a $26.2 million increase in interest-bearing demand deposits accounts and a $3.2 million increase in certificates of deposit, partially offset by an $8.8 million decrease in savings accounts, a $3.3 million decrease in money market accounts and a $375,000 decrease in noninterest-bearing demand deposit accounts due to customers utilizing their deposits or moving deposits to higher yielding deposit products. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering deposit specials to maintain current certificate of deposit customers, partially offset by a decrease in listing service and brokered deposits that were not replaced. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $37.9 million and $49.8 million, or 12.4% and 17.2% of total deposits at September 30, 2023 and December 31, 2022, respectively.

Total borrowings from the FHLB increased $4.3 million, or 8.9%, to $51.9 million at September 30, 2023 from $47.6 million at December 31, 2022 due to replacement of advances that matured during the first quarter of 2023 and additional borrowing in the second quarter and third quarter of 2023.

Stockholders’ Equity. Stockholders’ equity increased $595,000, or 1.3%, to $46.6 million at September 30, 2023 from $46.0 million at December 31, 2022. The increase was due to an increase of $1.5 million for current nine month period net income and a decrease of $161,000 in accumulated other comprehensive loss as a result of a slight increase in the fair market value of our debt securities available-for-sale year to date 2023, partially offset by the repurchase of 100,109 shares of common stock for $1.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

General. Net income increased $99,000, or 23.9%, to $513,000 for the three months ended September 30, 2023 from $414,000 for the three months ended September 30, 2022. The $99,000 period over period increase in earnings was attributable to a $1.5 million increase in interest and dividend income, a $206,000 decrease in the provision for credit losses and a $44,000 increase in noninterest income, partially offset by a $1.4 million increase in interest expense, a $161,000 increase in noninterest expenses and a $43,000 increase in income tax expense.

Interest and dividend income. Total interest and dividend income increased $1.4 million, or 39.5%, to $5.1 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase in interest and dividend income was primarily the result of a 114 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.07% for the three months ended September 30, 2023 from 3.93% for the three months ended September 30, 2022. The increase was also due to a $27.4 million increase period over period in the average balance of interest-earning assets, driven by a $26.5 million increase in average loan balances, a $1.4 million increase in the average balance of cash and cash equivalents and a $458,000 increase in the average balance of restricted stocks, partially offset by an $886,000 decrease in the average balance of debt and equity securities available for sale.

Interest income on loans, including fees, increased $1.0 million, or 30.3%, to $4.4 million for the three months ended September 30, 2023 as compared to $3.4 million for the three months ended September 30, 2022, reflecting an 83 basis points increase in the average yield on loans to 5.35% for the three months ended September 30, 2023 from 4.52% for the three months ended September 30, 2022 and an increase in the average balance of loans to $324.9 million for the three months ended September 30, 2023 from $298.4 million for the three months ended September 30, 2022. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks increased $187,000, or 124.7%, to $337,000 for the three months ended September 30, 2023 from $150,000 for the three months ended September 30, 2022. The increase in interest income on debt and equity securities of $168,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 was due to a 166 basis points increase in the average yield on debt and equity securities to 2.84% for the three months ended September 30, 2023 from 1.18% for the three months ended September 30, 2022, partially offset by a decrease in the average balance of debt and equity securities of $886,000, or 2.11%, to $41.1 million for the three months ended September 30, 2023 from $41.9 million for the three months ended September 30, 2022 due to repayments. The increase in the average yield on debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during 2022 and 2023. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $19,000 for the three months ended September 30, 2023 from the three months ended September 30, 2022 due to a 206 basis points increase in the average yield on restricted stocks to 7.37% for the three months ended September 30, 2023 from 5.31% for the three months ended September 30, 2022 and due to an increase in the average balance of restricted stocks of $458,000, or 23.3%, to $2.4 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $251,000, or 146.8%, to $422,000 for the three months ended September 30, 2023, from $171,000 for the three months ended September 30, 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 283 basis points to 4.85% for the three months ended September 30, 2023 from 2.02% for the three months ended September 30, 2022 and due to an increase in the average balance of cash and cash equivalents of $1.4 million, or 4.2%, to $34.8 million for the three months ended September 30, 2023 from $33.4 million for the three months ended September 30, 2022 . The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 425 basis points during 2022 and 100 basis points year to date at September 30, 2023.

Interest expense. Interest expense increased $1.4 million, or 201.9%, to $2.1 million for the three months ended September 30, 2023 20from $695,000 for the three months ended September 30, 2022 as a result of increases in interest expense on deposits and borrowings in the rising interest rate environment. The increase was due to a 177 basis points increase in the average cost of interest-bearing liabilities from 0.89% for the three months ended September 30, 2022 to 2.66% for the three months ended September 30, 2023, partially offset by a decrease in the average balance of interest-bearing liabilities of $429,000 to $312.0 million for the three months ended September 30, 2023 from $312.4 million for the three months ended September 30, 2022.

Interest expense on deposits increased $1.2 million, or 253.0%, to $1.6 million for the three months ended September 30, 2023 from $466,000 for the three months ended September 30, 2022 as a result of a 187 basis points increase in the average cost of interest-bearing deposits, partially offset by a decrease of $10.5 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 198 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 3.16% for the three months ended September 30, 2023 from 1.18% for the three months ended September 30, 2022. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 149 basis points to 1.92% for the three months ended September 30, 2023 from 0.43% for the three months ended September 30, 2022. The increase in rates was due to the rising interest rate environment and increased competition. A decrease in the average balance of our transaction accounts by $40.3 million to $139.8 million for the three months ended September 30, 2023 from $180.1 million for the three months ended September 30, 2022 was due to customers moving money to certificates of deposit and utilizing their deposits partially offset by an increase of $29.8 million in the average certificates of deposit to $121.5 million for the three months ended September 30, 2023 from $91.7 million for the three months ended September 30, 2022 . The average balance of certificates of deposit increased due to promotional specials to increase deposits in the rising rate environment.

Interest expense on Federal Home Loan Bank borrowings increased $224,000, or 97.8%, to $453,000 for the three months ended September 30, 2023 from $229,000 for the three months ended September 30, 2022. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 127 basis points to 3.50% for the three months ended September 30, 2023 from 2.23% for the three months ended September 30, 2022 as higher cost Federal Home Loan Bank borrowings were incurred during 2023 to increase liquidity. There was an increase of $10.0 million in the average Federal Home Loan Bank borrowings to $50.6 million for the three months ended September 30, 2023 from $40.6 million for the three months ended September 30, 2022 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net interest income. Net interest income increased $53,000, or 1.8%, to $3,041,000 for the three months ended September 30, 2023 as compared to $2,988,000 for the three months ended September 30, 2022. The increase in net interest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale, partially offset by increases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $27.9 million to $91.1 million for the three months ended September 30, 2023 from $63.3 million for the three months ended September 30, 2022. Our net interest margin decreased 19 basis points to 3.00% for the three months ended September 30, 2023 from 3.19% for the three months ended September 30, 2022. Our net interest rate spread decreased 63 basis points to 2.41% for the three months ended September 30, 2023 from 3.04% for the three months ended September 30, 2022.

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

Based on our evaluation of the above factors, we recorded a $140,000 provision for credit losses for the three months ended September 30, 2023 compared to a $346,000 provision for loan losses for the three months ended September 30, 2022. The decrease in the provision for credit losses was primarily driven by moderated loan growth and a provision for credit losses on loans of $153,000, partially offset by a recovery for unfunded commitments of $13,000 for the three months ended September 30, 2023. The allowance for credit losses on loans was $4.5 million, or 1.35%, of loans outstanding at September 30, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$39	$40	$(1)	(2.5)%
Loss on equity securities	(24)	(33)	9	(27.3)
Bank owned life insurance income	50	44	6	13.6
Debit card income	59	51	8	15.7
Other service charges	20	19	1	5.3
Other income	41	20	21	105.0
Total noninterest income	$185	$141	$44	31.2%

Noninterest income increased by $44,000, or 31.2%, to $185,000 for the three months ended September 30, 2023 from $141,000 for the three months ended September 30, 2022. The increase in noninterest income resulted primarily from an increase in other income of $21,000, a decrease in the loss on equity investments of $9,000 and an increase in debit card income of $8,000. Other income increased $21,000 due to $22,000 of loan related fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank. The loss on equity investments was $9,000 less as a result of less of a decrease in fair value of the equity investments. Debit card income increased $8,000 due to an increase in debit card usage and charges for the quarter.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,279	$1,216	$63	5.2%
Occupancy and equipment	180	173	7	4.0
Data and item processing	268	254	14	5.5
Advertising and marketing	60	37	23	62.2
Professional fees	170	186	(16)	(8.6)
Directors’ fees	107	60	47	78.3
FDIC insurance premiums	46	38	8	21.1
Pennsylvania shares tax	72	84	(12)	(14.3)
Debit card expenses	44	36	8	22.2
Other	206	187	19	10.2
Total noninterest expenses	$2,432	$2,271	$161	7.1%

Noninterest expenses increased $161,000, or 7.1%, to $2.4 million for the three months ended September 30, 2023 from $2.3 million for the three months ended September 30, 2022. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $63,000, Directors’ fees of $47,000 and advertising and marketing expense of $23,000. Salaries and employee benefits expense increased $63,000 primarily due to stock-based compensation expense of $105,000 for the third quarter of 2023, the hiring of additional staff and annual salary increases, partially offset by lower bonus accruals in the third quarter of 2023 compared to the same period in 2022. Directors’ fees increased $47,000 primarily due to stock-based compensation expense of $33,000 for the third quarter of 2023, adding an additional Director in November 2022 and fee increases to all non-employee Directors. Advertising and marketing expense increased $23,000 due to the increases in contributions or donations of $9,000 and an increase in event sponsorships of $4,000 quarter over quarter.

Income tax expense. Income tax expense increased $43,000, or 43.9%, to $141,000 for the three months ended September 30, 2023 from $98,000 for the three months ended September 30, 2022. The effective tax rates were 21.6% and 19.1% for the three month periods ended September 30, 2023 and 2022, respectively. The increase in income tax expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to an increase in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$324,867	$4,380	5.35%	$298,418	$3,362	4.52%
Debt and equity securities	41,052	292	2.84%	41,938	124	1.18%
Restricted stocks	2,422	45	7.37%	1,964	26	5.31%
Cash and cash equivalents	34,761	422	4.85%	33,349	171	2.02%
Total interest-earning assets	403,102	5,139	5.07%	375,669	3,683	3.93%
Noninterest-earning assets	14,757			12,200
Total assets	$417,859			$387,869

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,833	413	2.11%	$85,097	62	0.29%
Savings deposits	14,821	12	0.31%	22,983	20	0.36%
Money market deposits	47,169	252	2.12%	72,045	113	0.63%
Certificates of deposit	121,506	968	3.16%	91,676	271	1.18%
Total interest-bearing deposits	261,329	1,645	2.50%	271,801	466	0.63%
Long-term borrowings	50,633	453	3.50%	40,590	229	2.23%
Total interest-bearing liabilities	311,962	2,098	2.66%	312,391	695	0.89%
Noninterest-bearing demand deposits	50,978			25,386
Other noninterest-bearing liabilities	3,970			1,765
Total liabilities	366,910			339,542
Stockholders' equity	50,949			48,327
Total liabilities and stockholders' equity	$417,859			$387,869
Net interest income		$3,041			$2,988
Net interest rate spread (1)			2.41%			3.04%
Net interest-earning assets (2)	$91,140			$63,278
Net interest margin (3)			3.00%			3.19%
Average interest-earning assets to interest-bearing liabilities	129.22%			120.26%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$301	$717	$1,018
Debt and equity securities	(3)	171	168
Restricted stocks	6	13	19
Cash and cash equivalents	7	244	251
Total interest-earning assets	311	1,145	1,456

Interest-bearing liabilities:
Interest-bearing demand deposits	(5)	356	351
Savings deposits	(7)	(1)	(8)
Money market deposits	(40)	179	139
Certificates of deposit	89	608	697
Total deposits	37	1,142	1,179
Borrowings	56	168	224
Total interest-bearing liabilities	93	1,310	1,403
Change in net interest income	$218	$(165)	$53

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022

General. Net income increased $504,000, or 50.1%, to $1.5 million for the nine months ended September 30, 2023 from $1.0 million for the nine months ended September 30, 2022. The $504,000 period over period increase in earnings was attributable to a $4.9 million increase in interest and dividend income, a $172,000 increase in noninterest income and a $69,000 decrease in the provision for credit losses, partially offset by a $3.3 million increase in interest expense, a $1.2 million increase in noninterest expense and a $186,000 increase in income tax expense.

Interest and dividend income. Total interest and dividend income increased $4.9 million, or 51.3%, to $14.6 million for the nine months ended September 30, 2023 from $9.6 million for the nine months ended September 30, 2022. The increase in interest and dividend income was primarily the result of a 141 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 4.97% for the nine months ended September 30, 2023 from 3.56% for the nine months ended September 30, 2022. The increase was also due to a $31.6 million increase period over period in the average balance of interest-earning assets, driven by a $33.3 million increase in average loan balances, a $2.5 million increase in the average balance of debt and equity securities available for sale and a $600,000 increase in average balance of restricted stocks, partially offset by a $4.8 million decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $3.5 million, or 39.0%, to $12.5 million for the nine months ended September 30, 2023 as compared to $9.0 million for the nine months ended September 30, 2022, reflecting a 104 basis points increase in the average yield on loans to 5.30% for the nine months ended September 30, 2023 from 4.26% for the nine months ended September 30, 2022 and an increase in the average balance of loans to $315.6 million for the nine months ended September 30, 2023 from $282.4 million for the nine months ended September 30, 2022. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending. The nine months ended September 30, 2023 and 2022 included $-0- and $28,000, respectively, of PPP loan income in interest and net fees.

Interest income on securities and restricted stocks increased $407,000, or 123.0%, to $738,000 for the nine months ended September 30, 2023 from $331,000 for the nine months ended September 30, 2022. The increase in interest income on debt and equity securities of $332,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was due to a 113 basis points increase in the average yield on debt and equity securities to 2.22% for the nine months ended September 30, 2023 from 1.09% for the nine months ended September 30, 2022 and an increase in the average balance of debt and equity securities available for sale of $2.5 million, or 7.5%, to $36.6 million for the nine months ended September 30, 2023 from $34.1 million for the nine months ended September 30, 2022. The increase in the average yield and balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during 2022 and 2023. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $75,000 for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 due to a 327 basis points increase in the average yield on restricted stocks to 7.27% for the nine months ended September 30, 2023 from 4.00% for the nine months ended September 30, 2022 and due to an increase in the average balance of restricted stocks of $600,000, or 34.2%, to $2.4 million for the nine months ended September 30, 2023 from $1.8 million for the nine months ended September 30, 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $1.0 million, or 372.1%, to $1.3 million for the nine months ended September 30, 2023, from $272,000 for the nine months ended September 30, 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents of 371 basis points to 4.55% for the nine months ended September 30, 2023 from 0.84% for the nine months ended September 30, 2022, partially offset by a decrease in the average balance of cash and cash equivalents. The increase in the average yield of cash and cash equivalents was due to the Federal Reserve Bank increasing the Fed Funds rate by 425 basis points during 2022 and 100 basis points year to date at September 30, 2023. The decrease in the average balance of cash and cash equivalents of $4.8 million, or 11.3%, to $37.6 million for the nine months ended September 30, 2023 from $42.4 million for the nine months ended September 30, 2022 was due to funding loan originations and investing in short term agency bonds and treasury securities.

Interest expense. Interest expense increased $3.3 million, or 171.0%, to $5.2 million for the nine months ended September 30, 2023 20from $1.9 million for the nine months ended September 30, 2022 as a result of increases in interest expense on borrowings and deposits in the rising interest rate environment. The increase was due to a 138 basis points increase in the average cost of interest-bearing liabilities from 0.87% for the nine months ended September 30, 2022 to 2.25% for the nine months ended September 30, 2023 and an increase in the average balance of interest-bearing liabilities of $13.6 million to $311.3 million for the nine months ended September 30, 2023 from $297.7 million for the nine months ended September 30, 2022.

Interest expense on deposits increased $2.6 million, or 188.3%, to $4.0 million for the nine months ended September 30, 2023 from $1.4 million for the nine months ended September 30, 2022 as a result of a 138 basis points increase in the average cost of interest-bearing deposits, partially offset by a decrease of $130,000 in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 146 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 2.75% for the nine months ended September 30, 2023 from 1.29% for the nine months ended September 30, 2022. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 105 basis points to 1.44% for the nine months ended September 30, 2023 from 0.39% for the nine months ended September 30, 2022. The increase in rates was due to the rising interest rate environment and increased competition. A decrease in the average balance of our transaction accounts by $27.3 million to $144.2 million for the nine months ended September 30, 2023 from $171.4 million for the nine months ended September 30, 2022 was primarily due to a large short-term municipal deposit in 2022. An increase of $27.1 million in the average certificates of deposit to $117.4 million for the nine months ended September 30, 2023 from $90.3 million for the nine months ended September 30, 2022 was due to promotional specials to increase deposits in the rising rate environment.

Interest expense on Federal Home Loan Bank borrowings increased $724,000, or 128.8%, to $1.3 million for the nine months ended September 30, 2023 from $562,000 for the nine months ended September 30, 2022. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 136 basis points to 3.41% for the nine months ended September 30, 2023 from 2.05% for the nine months ended September 30, 2022 as higher cost Federal Home Loan Bank borrowings were incurred during 2023 to increase liquidity. There was an increase of $13.7 million in the average Federal Home Loan Bank borrowings to $49.8 million for the nine months ended September 30, 2023 from $36.1 million for the nine months ended September 30, 2022 as a result of using Federal Home Loan Bank borrowings to partially fund loan growth and purchase short-term securities.

Net interest income. Net interest income increased $1.6 million, or 21.2%, to $9.3 million for the nine months ended September 30, 2023 as compared to $7.7 million for the nine months ended September 30, 2022. The increase in net interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale, partially offset by increases in interest expense on deposits and borrowings. Average net interest-earning assets increased by $18.0 million to $80.9 million for the nine months ended September 30, 2023 from $62.9 million for the nine months ended September 30, 2022. Our net interest margin increased 33 basis points to 3.18% for the nine months ended September 30, 2023 from 2.85% for the nine months ended September 30, 2022. Our net interest rate spread increased three basis points to 2.72% for the nine months ended September 30, 2023 from 2.69% for the nine months ended September 30, 2022.

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

Based on our evaluation of the above factors, we recorded a $570,000 provision for credit losses for the nine months ended September 30, 2023 compared to a $639,000 provision for loan losses for the nine months ended September 30, 2022. The decrease in the provision for credit losses was primarily driven by moderated loan growth and a provision for credit losses on loans of $602,000, partially offset by a recovery for unfunded commitments of $32,000 for the nine months ended September 30, 2023. The allowance for credit losses was $4.5 million, or 1.35%, of loans outstanding at September 30, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$130	$136	$(6)	(4.4)%
Loss on equity securities	(24)	(100)	76	(76.0)
Bank owned life insurance income	141	131	10	7.6
Debit card income	165	149	16	10.7
Other service charges	87	55	32	58.2
Loss on disposal of equipment	(40)	—	(40)	(100.0)
Other income	123	39	84	215.4
Total noninterest income	$582	$410	$172	42.0%

Noninterest income increased by $172,000, or 42.0%, to $582,000 for the nine months ended September 30, 2023 from $410,000 for the nine months ended September 30, 2022. The increase in noninterest income resulted primarily from an increase in other income of $84,000, a decrease in the loss on equity investments of $76,000 and an increase in other service charges of $32,000, partially offset by the increase in the loss on sale of premises and equipment of $40,000. Other income increased $84,000 due to $80,000 of loan related fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank. The loss on equity investments decreased $76,000 as a result of less of a decrease in fair value of the equity investments. Other service charges increased $32,000 due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023.The $40,000 loss on disposal of equipment was a result of replacing the non-depository ATMs with full functioning ATMs as part of our continued investment in our infrastructure and technology. The new ATMs improve the client experience by providing twenty-four hours seven days a week access to banking services.

Noninterest Expenses. Noninterest expenses information is as follows.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$3,970	$3,256	$714	21.9%
Occupancy and equipment	521	491	30	6.1
Data and item processing	798	747	51	6.8
Advertising and marketing	158	84	74	88.1
Professional fees	515	503	12	2.4
Directors’ fees	322	182	140	76.9
FDIC insurance premiums	138	76	62	81.6
Pennsylvania shares tax	221	247	(26)	(10.5)
Debit card expenses	118	105	13	12.4
Other	629	522	107	20.5
Total noninterest expenses	$7,390	$6,213	$1,177	18.9%

Noninterest expenses increased $1.2 million, or 18.9%, to $7.4 million for the nine months ended September 30, 2023 from $6.2 million for the nine months ended September 30, 2022. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits expense of $714,000, Directors’ fees of $140,000 and other expenses of $107,000. Salaries and employee benefits expense increased $714,000 primarily due to stock-based compensation expense of $308,000 for the first nine months of 2023, the hiring of additional staff and annual salary increases. Directors’ fees increased $140,000 primarily due to stock-based compensation expense of $98,000 for the first nine months of 2023, adding an additional Director in November 2022 and fee increases to all non-employee Directors. Other expense increased $107,000 due to the increases in Bank ordered loan appraisal fees, education and training expenses, and stationery & supplies.

Income tax expense. Income tax expense increased $186,000, to $420,000 for the nine months ended September 30, 2023 from $234,000 for the nine months ended September 30, 2022. The effective tax rates were 21.8% and 18.9% for the nine month periods ended September 30, 2023 and 2022, respectively. The increase in income tax expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to an increase in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$315,647	$12,533	5.30%	$282,373	$9,015	4.26%
Debt and equity securities	36,637	610	2.22%	34,093	278	1.09%
Restricted stocks	2,353	128	7.27%	1,753	53	4.00%
Cash and cash equivalents	37,617	1,284	4.55%	42,415	272	0.84%
Total interest-earning assets	392,254	14,555	4.97%	360,634	9,618	3.56%
Noninterest-earning assets	9,893			9,281
Total assets	$402,147			$369,915

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,795	836	1.44%	$79,069	168	0.28%
Savings deposits	18,278	64	0.47%	22,506	59	0.35%
Money market deposits	48,083	649	1.80%	69,840	277	0.53%
Certificates of deposit	117,377	2,412	2.75%	90,248	870	1.29%
Total interest-bearing deposits	261,533	3,961	2.02%	261,663	1,374	0.64%
Borrowings	49,806	1,286	3.41%	36,082	562	2.05%
Total interest-bearing liabilities	311,339	5,247	2.25%	297,745	1,936	0.87%
Noninterest-bearing demand deposits	40,702			25,140
Other noninterest-bearing liabilities	3,475			1,445
Total liabilities	355,516			324,330
Stockholders' equity	46,631			45,585
Total liabilities and stockholders' equity	$402,147			$369,915
Net interest income		$9,308			$7,682
Net interest rate spread (1)			2.72%			2.69%
Net interest-earning assets (2)	$80,915			$62,889
Net interest margin (3)			3.18%			2.85%
Average interest-earning assets to interest-bearing liabilities	125.99%			121.12%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Nine Months Ended
	September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,060	$2,458	$3,518
Debt and equity securities	21	311	332
Restricted stocks	18	57	75
Cash and cash equivalents	(30)	1,042	1,012
Total interest-earning assets	1,069	3,868	4,937

Interest-bearing liabilities:
Interest-bearing demand deposits	(3)	671	668
Savings deposits	(11)	16	5
Money market deposits	(86)	458	372
Certificates of deposit	262	1,280	1,542
Total deposits	162	2,425	2,587
Borrowings	210	514	724
Total interest-bearing liabilities	372	2,939	3,311
Change in net interest income	$697	$929	$1,626

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at September 30, 2023 or as of December 31, 2022.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$175	$330
Commercial	419	416
Construction	—	147
Commercial and industrial	220	156
Consumer and other	—	—
Total non-accrual loans	814	1,049

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$814	$1,049
Foreclosed assets	—	—
Total non-performing assets	$814	$1,049

Total non-performing loans to total loans	0.25%	0.34%
Total non-accrual loans to total loans	0.25%	0.34%
Total non-performing assets to total assets	0.20%	0.27%

Non-performing loans were $814,000, or 0.25% of total loans, at September 30, 2023 and $1.0 million, or 0.34% of total loans, at December 31, 2022. During the nine months ended September 30, 2023, payoff of two non-accrual loan relationships, payments on non-accrual loans, the return of a loan from non-accrual to accruing status and partial charge-off of a loan, partially offset by one relationship being added to non-accrual status resulted in the decrease in non-accrual loans.

Allowance for credit losses. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)		(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,314	$3,439	$3,992	$3,145
Provision for credit losses	153	346	602	639
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	—	(144)	—
Consumer and other	—	—	—	—
Total charge-offs	—	—	(144)	—

Recoveries:
Real estate:
One- to four-family residential	—	—	15	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	1	2	3	3
Consumer and other	—	—	—	—
Total recoveries	1	2	18	3

Net (charge-offs) recoveries	1	2	(126)	3

Allowance for credit losses at end of period	$4,468	$3,787	$4,468	$3,787

Allowance to non-accrual loans	548.89%	281.98%	548.89%	281.98%
Allowance to total loans outstanding at the end of the period	1.35%	1.24%	1.35%	1.24%
Net charge-offs to average loans outstanding during the period (annualized)	—%	—%	0.05%	—%

The provision for credit losses on loans decreased $193,000, or 55.8%, to $153,000 for the three months ended September 30, 2023 from $346,000 for the three months ended September 30, 2022. The provision for credit losses on loans decreased $37,000, or 5.8%, to $602,000 for the nine months ended September 30, 2023 from $639,000 for the nine months ended September 30, 2022. The decreases for both periods ended September 30, 2023 were due to moderated loan growth during the current periods. An additional partial charge-off of a previously written down commercial and industrial loan for $144,000 was taken in the nine months ended September 30, 2023. This was partially offset by recoveries of $18,000 for the nine months ended September 30, 2023. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has increased at September 30, 2023. The allowance to total loans outstanding at the end of the period was 1.35% at September 30, 2023, improving from 1.24% at September 30, 2022 and remaining consistent with December 31, 2022 at 1.31%.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At September 30, 2023, we had the ability to borrow approximately $168.8 million from the Federal Home Loan Bank of Pittsburgh, of which $51.9 million had been advanced in addition to $14.2 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at September 30, 2023, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia at September 30, 2023. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the nine months ended September 30, 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the nine months ended September 30, 2023 and 2022, our liquidity ratio averaged 13.1% and 10.8%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $25.2 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $40.7 million at September 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2023, totaled $71.5 million, or 61.4% of our certificates of deposit, and 23.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At September 30, 2023, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2023, we had outstanding commitments to originate loans of $33.0 million, unused lines of credit totaling $12.8 million and $2.8 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September

30, 2023 totaled $71.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2023.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2023:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	July 1 through July 31, 2023	10,919	$13.83	133,162	144,563
	August 1 through August 31, 2023	—	—	133,162	144,563
	September 1 through September 30, 2023	7,236	12.97	140,398	137,327
	Total	18,155	$13.49	140,398	137,327

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program was extended by the Board of Directors on August 28, 2023.

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

Date: November 14, 2023

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)