Form 10-K
period 2023-12-31
PB Bankshares, Inc.
filed 2024-04-01
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

\

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2023 was $31,059,425.

As of March 27, 2024 there were 2,634,967 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses on loans;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•political instability or civil unrest;
•acts of war or terrorism;
•acts of public health crises such as epidemics or pandemics;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

The Company is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”). At December 31, 2023, the Company had total consolidated assets of $439.7 million, total deposits of $333.0 million and total stockholders’ equity of $47.0 million.

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

From our founding in 1919 until 2019, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership we have developed a commercial lending infrastructure, with a particular focus on expanding into commercial real estate and commercial and industrial lending to small businesses. In addition, we have strengthened and continue to modernize our operations through upgrades to our credit underwriting, information technology and compliance operations. Consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products, including remote deposit capture, commercial cash management and mobile deposits in order to accommodate business customers, and thereby grow our core deposits by our loan production office model.

Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. Subject to market conditions, we expect to continue our focus on originating more commercial real estate and commercial and industrial loans in an effort to continue to increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in debt securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises and U.S. government and agency securities. We offer a variety of deposit accounts, including demand deposit accounts, savings accounts, money market accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Pittsburgh, to fund our operations as necessary.

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

Chester County’s total population for 2023 is estimated at 550,000, approximately 10.6% growth since 2010. Chester County’s population growth is projected to be 3.74% between 2023 and 2027. A relatively high percentage of Chester County’s non-farm, non-government workforce is in the services industry sector, estimated at over 30% of the labor force. Other significant employer industries in the county include education, healthcare and social services at an aggregate 23% of the labor force and finance/insurance/real estate at 19% of the labor force. Median household income for 2023 in Chester County is estimated to be $121,000.

Lancaster County’s total population for 2023 is estimated at 563,000, which is expected to grow 2.38% between 2023 and 2027. Education, healthcare and social services industry represents in the aggregate over 23% of the labor force. Other significant employer industries in Lancaster County include services and retail trade. Median household income in Lancaster County for 2023 is estimated to be $85,000.

Dauphin County is home to the Commonwealth’s capital city of Harrisburg. Dauphin County’s total population for 2023 is estimated at 289,000, approximately 7.70% growth since 2010. Dauphin County’s population growth is projected to be 1.04% between 2023 and 2027. The services industry represents 32% of the labor force. Other significant employer industries include education, healthcare and social services and finance/insurance/real estate. Median household income in Dauphin County for 2023 is estimated to be $70,000.

We also serve customers in Cumberland and Lebanon Counties. With total populations of 270,000 and 144,000, respectively, estimated for 2023, Cumberland and Lebanon counties were two of the fastest growing counties in Pennsylvania since 2010.

Unemployment rates as of December 2023 and 2022 are set forth in the following table.

Region	December 2023	December 2022
United States	3.7%	3.5%
Pennsylvania	3.5%	4.3%
Chester County	2.1%	2.4%
Lancaster County	2.3%	2.5%
Dauphin County	2.7%	3.1%
Cumberland County	2.2%	2.4%
Lebanon County	2.3%	2.6%

Major employers in Presence Bank’s market area are Vanguard Group, QVC Network, The Chester County Hospital, Lancaster General Hospital, Mutual Assistance Group and Giant Food Stores.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms and consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. We also compete with fintech and Internet banking companies. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.

As of June 30, 2023 (the latest date for which information is available), our deposit market share was 1.2% in Chester County, Pennsylvania and less than 1.0% of total deposits in Lancaster County, Pennsylvania.

Lending Activities

General. Our primary business has traditionally been the origination of one- to four-family residential real estate loans, most of which were fixed-rate loans. Our principal lending activity has transitioned to an emphasis on the origination of commercial real estate loans, commercial and industrial loans, construction, home equity lines of credit and to a lesser extent, one- to four-family residential real estate loans and consumer loans. We intend to maintain an increased emphasis on commercial real estate and commercial and industrial lending, in an effort to manage the interest rate risk on our loan portfolio and increase the average yield earned on our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. At December 31, 2023 and 2022, we had no loans held for sale.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One- to four-family residential	$108,534	33.23%	$110,387	36.14%
Commercial	184,868	56.60	148,567	48.64
Construction	10,805	3.31	20,406	6.68
Commercial and industrial	16,552	5.07	17,874	5.85
Consumer and other	5,836	1.79	8,203	2.69
	326,595	100.00%	305,437	100.00%
Less:
Net deferred loan fees	(702)		(590)
Allowance for credit losses	(4,511)		(3,992)
Total loans	$321,382		$300,855

Contractual Maturities. The following table summarizes the scheduled repayments of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential	Commercial
	Real Estate	Real Estate	Construction

	(In thousands)
Amounts due in:
One year or less	$2,072	$4,343	$4,230
More than one to five years	3,376	2,021	702
More than five to 15 years	55,680	153,077	5,167
More than 15 years	47,406	25,427	706
Total	$108,534	$184,868	$10,805

	Commercial	Consumer
	and Industrial	and Other	Total

	(In thousands)
Amounts due in:
One year or less	$8,986	$745	$20,376
More than one to five years	2,477	9	8,585
More than five to 15 years	4,981	4,100	223,005
More than 15 years	108	982	74,629
Total	$16,552	$5,836	$326,595

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family residential	$50,645	$55,817	$106,462
Commercial	12,809	167,716	180,525
Construction	1,029	5,546	6,575
Commercial and industrial	4,280	3,286	7,566
Consumer and other	9	5,082	5,091
Total loans	$68,772	$237,447	$306,219

Commercial Real Estate Lending. Consistent with our strategy to manage the interest rate risk of our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2023, we had $184.9 million in commercial real estate loans, representing 56.6% of our total loan portfolio.

Our commercial real estate loans generally have fixed rates with terms of three, five, seven or ten years and amortization terms of 20 to 30 years, with a balloon payment due at the end of the term. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Our commercial real estate loans are typically secured by medical, industrial, warehouse, retail or other commercial properties. We originate a moderate number of multi-family loans generally secured by apartment buildings. At December 31, 2023, of the commercial real estate loans that were stress tested the three largest collateral categories were $23.7 million of multi-family, $20.8 million of hotels and $18.2 million of strip malls. At December 31, 2023, the average principal loan balance of our outstanding commercial real estate loans was $675,000, and the largest of such loans was a $4.3 million loan secured by a midscale flagged hotel in our market area originated in September 2022. This loan was performing in accordance with its terms at December 31, 2023.

We also originate first mortgage loans secured by farmland. At December 31, 2023, farmland loans totaled $4.4 million, or 2.4% of our commercial real estate loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate as published in The Wall Street Journal with terms up to 10 years and amortization schedules of up to 25 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. Generally, we obtain personal guarantees from the borrower on all loans secured by farmland.

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

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2023, one- to four-family residential real estate loans totaled $108.5 million, or 33.2% of our total loan portfolio. At December 31, 2023, we had $96.8 million of our one- to four-family residential real estate loans in the first lien position and $11.7 million in a junior lien position. The average principal loan balance of our one- to four-family residential real estate loans was $132,000 at December 31, 2023.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. However, as we continue to diversify our loan portfolio and increase our income sources, we may seek to sell one- to four-family residential real estate loans that we originate in the future into the secondary market. We currently primarily originate adjustable-rate one- to four-family residential real estate loans, but we do, on a much more limited basis, originate fixed-rate long-term loans. At December 31, 2023, $50.7 million, or 46.8% of our one- to four-family residential real estate loans had fixed rates of interest, and $57.5 million, or 53.2% of our one- to four-family residential real estate loans, had adjustable rates of interest for loans due after one year. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans without penalty. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the purchase price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 85%.

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

At December 31, 2023, we had $36.5 million, or 33.6% of the one- to four-family residential real estate loan portfolio, secured by non-owner occupied properties. In cases where the borrower (owner of the property) is not the resident, we generally require personal guarantees from the principals owning these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties. The interest rate on these loans are generally fixed for up to five years.

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

Our one- to four-family residential real estate loans also include home equity lines of credit. Our home equity lines of credit are secured by either first mortgages or second mortgages on owner-occupied one- to four-family residences. At December 31, 2023, we had $9.1 million of outstanding home equity lines of credit. At December 31, 2023, the unadvanced portion of home equity lines of credit totaled $12.2 million.

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

Construction Lending. We originate construction loans for the purchase of developed lots, for the construction of single-family residences and commercial real estate. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 6 to 24 months, although some commercial construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. A third party reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed upon the inspector’s approval. At December 31, 2023, we had $10.8 million of construction loans, representing 3.3% of our total loan portfolio. At December 31, 2023, the average principal loan balance of our outstanding construction loans was $338,000, and the largest of such loans was a $2.0 million loan secured by site improvements for self storage units in our market area originated in March 2023. This loan was performing in accordance with its terms at December 31, 2023.

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

Commercial and Industrial Lending. At December 31, 2023, we had $16.6 million of commercial and industrial loans, representing 5.1% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms of up to 12 months that are due on demand and subject to annual renewal. We have begun to develop relationships with professional organizations such as accounting firms, law firms and medical practices. Our commercial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to all commercial and industrial lines of credit. At December 31, 2023, the average loan size of our commercial and industrial loans was $174,000, and our largest outstanding commercial and industrial loan balance was a $4.0 million loan to a supplier and installer of specialty building products in our market area originated in October 2022. This loan was performing in accordance with its terms at December 31, 2023.

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

Consumer and Other Lending. We offer on a limited basis consumer loans to individuals secured by deposit accounts and other assets. At December 31, 2023, our consumer and other loan portfolio totaled $5.8 million, or 1.8% of our total loan portfolio. At December 31, 2023, the average principal loan balance of our outstanding consumer and other loans was $365,000, and the largest of such loans was a $2.0 million loan to a bank holding company originated in October 2021. This loan was performing in accordance with its terms at December 31, 2023.

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

We purchase commercial loan participations secured by properties primarily within the Commonwealth of Pennsylvania in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $12.1 million, or 3.7% of our loan portfolio, of which all $12.1 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2023, we had participated out portions of loans with an aggregate principal balance of $24.8 million. We have not purchased whole loans.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $6.7 million as of December 31, 2023. At December 31, 2023, our largest credit relationship totaled $6.2 million, consisting of three loans secured by commercial and one- to four-family residential real estate. At December 31, 2023, this loan relationship was performing in accordance with its current terms.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans, we also review projected income, expenses and the viability of the project being financed. We require appraisals of all real property securing loans for loans greater than $400,000 for residential loans and $500,000 for commercial loans. Appraisals are performed by independent licensed appraisers. If the value of the loan is less than $400,000 for residential loans and $500,000 for commercial loans, we may utilize a third-party evaluation which is also reviewed by our credit department. Although our policy allows for third party evaluations, we normally obtain appraisals. All real estate secured loans generally require fire, title and casualty insurance and, if warranted, flood insurance. Casualty insurance is an amount at least equal to the lesser of the loan balance or the replacement cost of improvements and flood insurance is an amount at least equal to the principal amount of the loan or the maximum amount available. Our loan approval policies and limits are also established by our board of directors. All loans originated by Presence Bank are subject to our underwriting guidelines.

The approval of three of the following: Chief Risk and Credit Officer, Chief Banking Officer, Credit Manager or Relationship Manager are required for approval of secured commercial, residential and consumer loans up to and including $1.0 million. The approval of the Chief Executive Officer or Chief Risk and Credit Officer and two of the following: Chief Banking Officer, Credit Manager, or Relationship Manager are required for approval of secured commercial, residential and consumer loans greater than $1.0 million and up to and including $2.0 million. Officer Loan Committee approval is also required for all loans up to and including $2.0 million. Consumer and residential loans under $750,000 can be approved by Officer Loan Committee regardless of exposure. Director Loan Committee approval is required for all loans in excess of $2.0 million up to and including our legal lending limit of $6.7 million. Unsecured loans in excess of $150,000 also require the approval of the Director Loan Committee. Board of Directors approval is required for all Regulation O loans.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30‑59 Days Past		90 or More	30‑59 Days Past	60‑89 Days Past	90 or More
	Due	60‑89 Days Past Due	Days Past Due	Due	Due	Days Past Due

	(In thousands)
Real estate:
One- to four-family residential	$89	$—	$28	$382	$—	$33
Commercial	—	655	—	—	—	416
Construction	—	—	—	—	—	147
Commercial and industrial	—	—	—	—	—	156
Consumer and other	—	—	—	—	—	—
Total	$89	$655	$28	$382	$—	$752

Non-Performing Loans. Loans are reviewed on a weekly basis and again by our credit committee on a monthly basis. Management classifies loans as non-performing when they are placed on nonaccrual status or when they are 90 days or more past due and still accruing interest. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method. Loans on nonaccrual status or which are 90 days or more and still accruing interest are generally individually evaluated in determining the related allowance for credit losses. The allowance for credit losses for these loans is generally determined using the fair value of any underlying collateral securing the loan. Collateral values used in determining the allowance for credit losses are reduced for selling costs if repayment is dependent upon the sale rather than the operation of the collateral.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2023 or as of December 31, 2022.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family residential	$149	$330
Commercial	1,065	416
Construction	—	147
Commercial and industrial	207	156
Consumer and other	—	—
Total non-accrual loans	1,421	1,049

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,421	$1,049
Foreclosed assets	—	—
Total non-performing assets	$1,421	$1,049

Total non-performing loans to total loans	0.44%	0.34%
Total non-accrual loans to total loans	0.44%	0.34%
Total non-performing assets to total assets	0.32%	0.27%

Non-performing loans increased to $1.4 million, or 0.44% of total loans, at December 31, 2023 from $1.0 million, or 0.34% of total loans, at December 31, 2022. This increase was due to a $655,000 well collateralized agricultural relationship being added to non-performing commercial real estate loans and a second relationship with $410,000 of commercial real estate loans and $207,000 of commercial and industrial loans being added to non-performing loans during 2023. The increase in non-performing loans was partially offset by a $685,000 reduction from loan payoffs of non-accrual loans during 2023; that included: $122,000 of one- to four- family residential real estate loans, $416,000 of commercial real estate loans and $147,000 of construction real estate loans.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2023, we had $1.1 million of loans designated as “special mention.”

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

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2023	2022

	(In thousands)
Substandard loans	$2,139	$2,661
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$2,139	$2,661
Special mention loans	$1,144	$607

Classified loans decreased $522,000 or 19.6% at December 31, 2023 compared to December 31, 2022 due to loan payoffs and upgrades. Substandard loans at December 31, 2023 consisted of $1.4 million in non-accrual loans and $1.4 million in loans that were current, including performing non-accrual loans.

Allowance for Credit Losses on Loans

Analysis and Determination of the Allowance for Credit Losses on Loans. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit losses is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach for all loans. The cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For all loan pools, cash flow projections and estimated expected losses are based in part on benchmarked peer data.

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

An unallocated component of the allowance for credit losses on loans is maintained to cover uncertainties that could affect management’s estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating expected losses.

Prior to January 1, 2023, the credit losses on loans was recorded using the previous methodology more fully described in the Company’s Annual Report on Form 10-K as of December 31, 2022.

We will continue to monitor and modify our allowance for credit losses on loans as conditions dictate. No assurances can be given that the level of allowance for credit losses on loans will cover all of the expected losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

Allowance for Credit Losses on Loans. The following table sets forth activity in our allowance for credit losses on loans for the years indicated.

	At or For the Years Ended December 31,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses at beginning of year	$3,992	$3,145
Provision for credit losses	644	1,200
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	(144)	(351)
Consumer and other	—	(6)
Total charge-offs	(144)	(357)

Recoveries:
Real estate:
One- to four-family residential	15	—
Commercial	—	—
Construction	—	—
Commercial and industrial	4	4
Consumer and other	—	—
Total recoveries	19	4

Net (charge-offs) recoveries	(125)	(353)

Allowance for credit losses at end of period	$4,511	$3,992

Allowance to non-accrual loans	317.45%	380.55%
Allowance to total loans outstanding at the end of the period	1.38%	1.31%
Net charge-offs to average loans outstanding during the period (annualized)	0.04%	0.12%

	For the Years Ended December 31,
	2023	2022

Net charge-offs to average loans outstanding during the year
Real estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	0.56%	1.94%
Consumer and other	—%	0.07%

Net charge-offs to average loans outstanding during the year	0.04%	0.12%

The provision for credit losses decreased $556,000, or 46.3%, to $644,000 for 2023 from $1.2 million for 2022 primarily due to loan growth slowing in 2023. In 2023, there was one significant charge-off of $144,000 for a commercial and industrial loan to fully charge it off and the Company incurred $351,000 of charge-offs in 2022 for the same loan.

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of			Percent of
		Allowance in Each	Percent of Loans		Allowance in Each
	Allowance	Category to Total	in	Allowance for	Category to Total	Percent of Loans in
	for Credit	Allocated	Each Category to	Loan	Allocated	Each Category to
	Losses on Loans	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Real estate:
One- to four-family residential	$1,267	29.36%	33.23%	$1,156	31.28%	36.14%
Commercial	2,637	61.10	56.60	1,829	49.49	48.64
Construction	112	2.58	3.31	316	8.55	6.68
Commercial and industrial	229	5.31	5.07	308	8.33	5.85
Consumer and other	71	1.65	1.79	87	2.35	2.69
Total allocated allowance	4,316	100.00%	100.00%	3,696	100.00%	100.00%
Unallocated	195			296
Total	$4,511			$3,992

Although we believe that we use the best information available to establish the allowance for credit losses on loans, future adjustments to the allowance for credit losses on loans may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and the Pennsylvania Department of Banking will periodically review our allowance for credit losses on loans. However, regulatory agencies are not directly involved in establishing the allowance for credit losses on loans as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. Any material increase in the allowance for credit losses on loans will adversely affect our financial condition and results of operations.

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

As of December 31, 2023 and 2022, we held no debt securities that were not carried at fair value through other comprehensive income (loss).

The amortized cost and fair value of debt securities available-for-sale at December 31, 2023, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$44,260	$44,257	4.82%
Due one year through five years	22,734	21,385	2.81
Due after five years through ten years	—	—	—
Mortgage-backed securities	83	85	5.40
Collateralized mortgage obligations	2,616	2,388	1.94

	$69,693	$68,115	3.77%

United States Governmental Agency Securities. At December 31, 2023, we had U.S. Government Agency securities totaling $21.9 million, which constituted 31.7% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero or 20% risk weighting for capital purposes and as collateral for borrowings. At December 31, 2023, United States government agency securities consisted of securities issued by Fannie Mae, Federal Home Loan Bank, Federal Farm Credit Bank, and Freddie Mac.

United States Treasury Securities. At December 31, 2023, we had U.S. treasury securities totaling $43.8 million, which constituted 63.5% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings.

Mortgage-Backed Securities. At December 31, 2023, we had mortgage-backed securities totaling $85,000, which constituted 0.1% of our securities portfolio. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

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

Collateralized Mortgage Obligations. At December 31, 2023, we had collateralized mortgage obligations (“CMOs”) totaling $2.4 million, which constituted 3.5% of our securities portfolio. We invest in fixed-rate CMOs issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Mutual Fund. At December 31, 2023, we invested in one mutual fund-based Community Reinvestment Act fund totaling $793,000, which constituted 1.2% of our securities portfolio. The fund allows us the opportunity to invest in a vehicle that targets community development capital to our local market.

Other Securities. We held common stock of the Federal Home Loan Bank of Pittsburgh in connection with our borrowing activities totaling $2.5 million at December 31, 2023. The Federal Home Loan Bank of Pittsburgh common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Pittsburgh stock if we increase borrowings in the future. Additionally, we held common stock of Atlantic Community Bankers Bank in connection with membership requirements totaling $60,000 at December 31, 2023.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings, primarily Federal Home Loan Bank of Pittsburgh advances, to supplement cash flow needs, as necessary. In addition, we receive funds from scheduled loan payments, loan prepayments, retained income and income on interest earning assets. While scheduled loan payments and income on interest earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents, municipalities, non-profits and businesses within our market area. We offer a selection of deposit accounts, including savings accounts, demand deposit accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2023, we had $4.9 million in brokered deposits and $11.9 million in deposits acquired through listing services. At December 31, 2023, we had $29.3 million in deposits of municipalities primarily in our market area.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023			2022
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$23,100	7.59%	—%	$25,837	8.97%	—%
Interest-bearing demand deposits	96,631	31.74	1.36	79,603	27.63	0.31
Savings deposits	17,056	5.60	0.43	22,628	7.85	0.35
Money market deposits	47,959	15.75	1.96	65,597	22.76	0.57
Certificates of deposit	119,716	39.32	2.99	94,501	32.79	1.42
Total	$304,462	100.00%	1.94%	$288,166	100.00%	0.71%

As of December 31, 2023 and 2022, the aggregate amount of uninsured (deposits in amounts excess of $250,000 which is the federal deposit insurance coverage) and uncollateralized deposits was $43.7 million and $47.4 million, respectively, inclusive of deposits with excess insurance coverage or pledged collateral. In addition, as of December 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $5.5 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2023.

At
December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$—
Over three through six months	—
Over six through twelve months	767
Over twelve months	4,739
Total	$5,506

Borrowings. We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2023, we had the ability to borrow approximately $178.5 million from the Federal Home Loan Bank of Pittsburgh, of which $55.1 million had been advanced in addition to $13.9 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at December 31, 2023, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank N.A. and we maintained a line of credit of $1.8 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit lines with the Atlantic Community Bankers Bank, SouthState Bank N.A. or the Federal Reserve Bank during the year ended December 31, 2023.

Subsidiary Activities

Presence Bank is the wholly-owned subsidiary of PB Bankshares. Presence Bank has one subsidiary, CSB Investments, a Delaware corporation, which holds the majority of the debt securities for Presence Bank.

Personnel and Human Capital Resources

As of December 31, 2023, we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable. We have also developed an in-house program to teach our employees the benefits of managing their money in a prudent manner. The course is designed to account for every dollar of spending and ensuring wise distribution between wants and needs. The goal is for employees to establish a reserve fund, eliminate debt by focusing on paying off higher interest rate loans and saving for retirement.

REGULATION AND SUPERVISION

General

Presence Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania. The lending, investment, and other business operations of Presence Bank are governed by Pennsylvania law and regulations, as well as applicable federal law and regulations, and Presence Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Presence Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders. Presence Bank also is a member of and owns stock in the Federal Home Loan Bank of Pittsburgh, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of insurance assessments and other fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Presence Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Examination and Enforcement. The Pennsylvania Department of Banking regularly examines state-chartered banks in such areas as reserves, loans, investments, management practices and other aspects of operations. Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of its own examinations, the current practice is for the Pennsylvania Department of Banking to conduct individual examinations. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Loans-to-One-Borrower Limitations. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $6.7 million as of December 31, 2023.

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

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if a bank is in default on payment of any assessment due the FDIC.

Minimum Capital Requirements. Regulations of the Pennsylvania Department of Banking impose on Pennsylvania chartered depository institutions, including Presence Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Federal Bank Regulation

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. The allowance for credit losses is also included in Tier 2 capital to the extent allowed by the regulatory capital rules. Presence Bank has exercised the accumulated other comprehensive income opt-out election and as such, unrealized gains and losses on available for sale securities are excluded from the Bank’s determination of regulatory capital. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Presence Bank elected to use the Community Bank Leverage ratio for the years ended December 2021 and 2022. As of January 1, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies, but elected to revert back to the risk weighting framework without restriction.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a savings bank is deemed to be: (i) “well capitalized” if , it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; or (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

At December 31, 2023, Presence Bank was considered “well capitalized” for regulatory capital purposes.

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

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Effective January 1, 2023, assessment rates (inclusive of possible adjustments) range from three and a half to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments and also to issue special assessments. In 2023, the FDIC issued a special assessment applicable for banks with uninsured deposits in excess of $5 billion in order to recover losses sustained by the Deposit Insurance Fund as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Presence Bank. We cannot predict what deposit insurance assessment rates will be in the future.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The

CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Presence Bank’s latest federal CRA rating was “Satisfactory.”

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations.  Under the final rule, state savings banks with assets of less than $600 million as of December 31 in either of the prior two calendar years will be a “small bank.”  Small banks will be subject to either the current regulations’ small bank lending test or, at the banks’ option, the Retail Lending Test set out in the new regulations. The applicability date for the majority of the provisions in the new Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Federal Home Loan Bank System

Presence Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Presence Bank was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Presence Bank reviews its investment in Federal Home Loan Bank stock for impairment, which is based on the Bank’s assessment of the ultimate recoverability of its cost basis for the investment. As of December 31, 2023, no impairment has been recognized.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2023, PB Bankshares has not elected “financial holding company” status.

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the FDIC for Presence Bank. Federal legislation, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. As a result, consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve Board have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies with less than $3.0 billion of consolidated assets such as PB Bankshares are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, PB Bankshares will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates or less than $100 million in annual revenue). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. PB Bankshares has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.23 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. In March 2020, the Federal Reserve Board adopted a final rule, effective September 30, 2020, that revised its framework for determining whether a company has a “controlling influence” over a bank holding company for that purpose.

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

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2020, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2023, Presence Bank had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At December 31, 2023, Presence Bank had no capital loss carryovers.

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

As a Maryland business corporation, PB Bankshares is required to file an annual report with and pay franchise taxes to the state of Maryland. PB Bankshares files income tax returns in the states of Maryland and Pennsylvania.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company has developed an information security program to assess, identify, and monitor cybersecurity risks. The Company regularly assesses cybersecurity risks arising from the operating environment and attempts to identify the likelihood and severity of the risk and the possible impact of the risk on the Company, its customers, and employees.

The Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems utilizing both internal processes and third-party consultants. Testing procedures are supplemented by regular cyber threat exercises and employee training. Threat simulation exercises are used to develop and refine the Company’s incident response plans and employees undergo cybersecurity awareness training on a regular basis.

The Company also addresses cyber risks posed by its relationships with third-party vendors. The Company assesses vendor risk as a part of its vendor management process, which requires a pre-acquisition diligence review, including the review of the vendor’s information security policy for all vendors determined to be a “critical vendor”. The vendor management process also requires a review of all critical vendors annually and all critical vendors are reported to the Board of Directors.

The Corporation’s information security program is led by the Chief Information Officer in conjunction with Management and Board of Director IT Steering Committee. The Chief Information Officer has over 25 years of technology and cyber experience at community and regional banks. The Chief Information Officer currently serves as a member of the ISACA Harrisburg chapter for IT professionals and on the IT Steering Committee for the PA Bankers Association. The Board IT Steering Committee is responsible for oversight of the Company’s cybersecurity and information security program and regularly reviews and evaluates information security and cybersecurity risks provided by management. The IT Steering Committee meets quarterly to evaluate and review the information presented by management. The Board Members on the IT Steering Committee or Chief Information Officer present a summary of the IT Steering Committee meetings to the Board on a quarterly basis.

To date, the Company has not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to affect its business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information may not successfully protect against all cybersecurity threats and incidents.

Item 2. Properties

As of December 31, 2023, the net book value of our office properties (including leasehold improvements) was $1.1 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Main Office:

Coatesville	Leased	2022	$—

Other Properties:

New Holland (1)	Owned	1995	508,000

Oxford (1)	Owned	1996	135,000

Christiana (1)	Owned	2005	467,000

Harrisburg (2)	Leased	2021	—

Elizabethtown (2)	Leased	2021	—

(1) Branch location.

(2) Loan production office.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2023, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of PB Bankshares, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBBK” since July 14, 2021. As of March 27, 2024, PB Bankshares, Inc. had approximately 140 stockholders of record. PB Bankshares has never paid dividends on its common stock.

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

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if a bank is in default on payment of any assessment due to the FDIC.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended December 31, 2023:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	October 1 through October 31, 2023	20,000	$12.54	160,398	117,327
	November 1 through November 31, 2023	20,000	12.17	180,398	97,327
	December 1 through December 31, 2023	25,000	12.32	205,398	72,327
	Total	65,000	$12.34	205,398	72,327

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program was extended by the Board of Directors on August 28, 2023.

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives, we were able to increase our consolidated assets by $53.2 million, or 15.3%, from $386.6 million at December 31, 2022 to $439.7 million at December 31, 2023 and increase our deposits $43.5 million, or 15.0%, from $289.5 million at December 31, 2022 to $333.0 million at December 31, 2023.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income on a recurring basis consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for credit losses and noninterest expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the year ended December 31, 2023, we had net income of $1.9 million compared to net income of $2.1 million for the year ended December 31, 2022. The year over year decrease in earnings of $195,000 was attributable to a decrease in noninterest income and increases in noninterest expense and income tax expense partially offset by an increase in net interest income and a decrease in the provision for credit losses. In 2022, we had a $821,000 gain on sale of the land and building of our corporate headquarters and branch location in Coatesville, Pennsylvania included in noninterest income. We are leasing back a portion of the building to use for corporate offices and to maintain a branch location. Net interest income increased $1.3 million due to the increase in interest income on loans as we increased our commercial lending and rising rates increased our yields on cash and securities.

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

Grow our loan portfolio with a focus on increasing commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to improve our interest rate risk exposure and increase interest income. Our commercial real estate and commercial and industrial loan portfolios increased from $166.4 million, or 54.5% of total loans at December 31, 2022, to $201.4 million, or 61.7% of total loans at December 31, 2023. We view the growth of commercial lending as a means of increasing our interest income and fee income while establishing relationships with local businesses. We intend to continue to build relationships with small and medium-sized businesses in our market area, targeting locally owned family businesses and not-for-profit organizations. During 2021, we opened two loan production offices in Harrisburg and Elizabethtown, Pennsylvania, and we expect to hire additional relationship-based loan officers to increase our presence in our market area. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our initial public offering supported an increase in our lending limits, which enables us to expand existing customer relationships as well as provide capacity for new customers.

Strategically Grow our Balance Sheet. As a result of our efforts to build our management team and infrastructure and given our long-time presence in our market area, we believe we are well positioned to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. Presence Bank increased its gross loans and deposits $53.2 million, or 13.8%, and $43.5 million, or 15.0%, respectively, during 2023. We underwent a significant rebranding effort and have updated and improved our website, Internet and mobile banking and other technology infrastructure that prioritizes the customer experience and moves away from the traditional branch model. We also believe we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial and industrial lending. Based on our attractive market area and our strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Increase our share of lower-cost core deposits. We are making a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. Increasing our core deposits will provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. We consider our core deposits to include demand deposit (checking), money market and savings accounts. During 2023, management continued an initiative which incentivized our commercial relationship officers to increase transaction accounts with our existing commercial customers. Our core deposits increased $11.1 million, or 6.3%, to $187.5 million at December 31, 2023 from $176.4 million at December 31, 2022. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit related products, including remote deposit capture, commercial cash management, mobile deposits and smart safes in order to accommodate business customers and a new Internet banking platform to create long-lasting retail deposits. We plan to continue to aggressively market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products while also making further investments in technology so that we can continue to deliver high-quality, innovative products and services to our customers.

Organically grow through loan production offices and through opportunistic bank or branch acquisitions. As a result of our executive management team and increased relationship-based personnel, we expect to grow organically. In 2021, we opened two loan production offices in Harrisburg (Dauphin County, Pennsylvania) and Elizabethtown (Lancaster County, Pennsylvania). We expect to establish one to two additional loan production offices to support lending teams in our core markets such as Chester and Lancaster Counties, Pennsylvania in future years. We believe opening loan production offices is a more cost-effective method to expansion which can lead to the establishment of branch offices in the future if market conditions warrant. In addition to this organic growth, we will also consider acquisition opportunities of other financial institutions or specific branches of financial institutions that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We will seek to expand our presence in Chester, Lancaster, Dauphin, Lebanon and Cumberland Counties, Pennsylvania. However, we currently have no understandings or agreements with respect to acquiring any financial institutions or branch acquisitions.

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, conservative loan underwriting criteria and active credit monitoring. In 2022, we hired our Chief Risk and Credit Officer, who has over 35 years of industry experience. Our Chief Risk and Credit Officer is working diligently to enhance the processes of our current team with his vast knowledge and experience. Our nonperforming assets to total assets ratio was 0.32% at December 31, 2023, compared to 0.27% at December 31, 2022. At December 31, 2023, the majority of our nonperforming assets were related to commercial real estate loans. We will continue to increase our investment in our credit review function, both in experienced personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

The following represents our critical accounting estimates:

Allowance for credit losses on loans. The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit loss is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach for all loans. The cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For all loan pools, cash flow projections and estimated expected losses are based in part on benchmarked peer data.

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

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral, reduced by estimated selling costs, where appropriate.

An unallocated component of the allowance for credit losses on loans is maintained to cover uncertainties that could affect management’s estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating expected losses in the portfolio.

Prior to January 1, 2023, the allowance for credit losses on loans was recorded using the previous methodology more fully described in the Company’s Annual Report on Form 10-K as of December 31, 2022.

We will continue to monitor and modify our allowance for credit losses on loans as conditions dictate. No assurances can be given that the level of allowance for credit losses on loans will cover all of the expected losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

Although we believe that we use the best information available to establish the allowance for credit losses on loans, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Pennsylvania Department of Banking, as an integral part of their examination process, periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

See Note 1 and Note 3 of the notes to the consolidated financial statements of the Company.

Comparison of Balance Sheets at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $53.2 million, or 13.8%, to $439.7 million at December 31, 2023 from $386.5 million at December 31, 2022, primarily reflecting increases in net loans receivable, debt securities available-for-sale and cash and cash equivalents.

Cash and cash equivalents increased by $15.2 million, or 88.5%, to $32.4 million at December 31, 2023 from $17.2 million at December 31, 2022 due to management intentionally increasing liquidity during 2023 through deposit and borrowings growth.

Net loans receivable increased $20.5 million, or 6.8%, to $321.4 million at December 31, 2023 from $300.9 million at December 31, 2022 due primarily to an increase in commercial real estate loans, partially offset by a decrease in construction real estate loans. Commercial real estate loans increased $36.3 million, or 24.4%, to $184.9 million at December 31, 2023 from $148.6 million at December 31, 2022. Construction real estate loans decreased $9.6 million, or 47.0%, to $10.8 million at December 31, 2023 from $20.4 million at December 31, 2022. Consumer and other loans decreased $2.4 million, or 28.9%, to $5.8 million at December 31, 2023 from $8.2 million at December 31, 2022. One- to four-family residential real estate loans decreased $1.9 million, or 1.7%, to $108.5 million at December 31, 2023 from $110.4 million at December 31, 2022. Commercial and industrial loans decreased $1.3 million, or 7.4%, to $16.6 million at December 31, 2023 from $17.9 million at December 31, 2022. The increase in commercial real estate loans was primarily due to our strategy to expand our commercial loan portfolio to improve our interest rate risk exposure and increase interest income.

Management is monitoring the commercial real estate portfolio and concentrations, assessing their associated risks. As part of its risk management process, the Bank segments and stress tests its non-owner occupied commercial real estate portfolio. Approximately 69% or $109.4 million of this portfolio was subject to stress testing (loans having exposure under $250,000 and one- to four family investor properties are not subject to stress testing). The commercial real estate portfolio has an average Loan-to-Value ratio of 60.7% and a Debt Service Coverage ratio of 1.46 times, exclusive of any sponsor or guarantor support at December 31, 2023. The commercial real estate portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, Office Space and Hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $9.4 million in non-owner-occupied office space at December 31, 2023. Notably the five loans comprising the office segment are all medical related, which the Company believes has not suffered the decline that the general office market has experienced. The office space loan portfolio has an average Loan-to-Value ratio of 72.9% and Debt Service Coverage ratio of 1.48 times, exclusive of any sponsor or guarantor support at December 31, 2023.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $20.8 million (six hotel properties) at December 31, 2023. The average Loan-to-Value ratio was low at 51.7% with a strong Debt Service Coverage ratio of 2.00 times, exclusive of any sponsor or guarantor support at December 31, 2023. Guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Debt securities available-for-sale increased $16.1 million, or 30.9%, to $68.1 million at December 31, 2023 from $52.0 million at December 31, 2022 due to a continued strategy of investing in short-term treasury securities with excess liquidity. The Company had purchases of $53.4 million of treasury securities and $3.0 million of agency bonds and, an increase in the fair market value of debt securities available-for-sale of $867,000, partially offset by maturities and calls of securities of $41.0 million combined with $696,000 of principal repayments on mortgage-backed securities and $524,000 in net accretion of discounts and premiums. The remaining weighted average life of our debt securities available for sale portfolio was 0.80 years at December 31, 2023.

Premises and equipment increased by $364,000, or 21.5%, to $2.1 million at December 31, 2023 from $1.7 million at December 31, 2022, due to additions of $641,000 primarily on leasehold improvements at our Coatesville location, partially offset by depreciation and amortization of fixed assets of $225,000.

Bank owned life insurance increased by $743,000, or 9.9%, to $8.2 million at December 31, 2023 from $7.5 million at December 31, 2022, primarily due to $550,000 of purchases of additional bank owned life insurance and the earnings on the purchased and existing policies.

Restricted stock increased by $339,000, or 15.1%, to $2.6 million at December 31, 2023 from $2.3 million at December 31, 2022 due to additional Federal Home Loan Bank of Pittsburgh stock acquired in conjunction with increased borrowings from the Federal Home Loan Bank of Pittsburgh during 2023.

Deposits and Borrowings. Total deposits increased $43.5 million, or 15.0%, to $333.0 million at December 31, 2023 from $289.5 million at December 31, 2022. The increase in our deposits reflected a $32.4 million increase in certificates of deposit, and a $25.0 million increase in interest-bearing demand accounts, partially offset by a $9.2 million decrease in savings accounts, a $3.2 million decrease in noninterest-bearing demand accounts and a $1.5 million decrease in money market accounts. The increase in certificates of deposit was due to multiple promotional specials throughout 2023 to increase liquidity. Interest-bearing demand deposits increased primarily due to increased deposit customers from commercial accounts and offering cash management services. The savings, noninterest-bearing and money market accounts decreased as the result of customers needing their liquidity for business needs and moving funds to higher yielding bank products.

Total borrowings from the Federal Home Loan Bank of Pittsburgh increased $7.5 million, or 15.7%, to $55.1 million at December 31, 2023 from $47.6 million at December 31, 2022 due to $19.7 million in advances of borrowings, partially offset by $12.2 million of repayments on maturing and amortizing advances. The increase in Federal Home Loan Bank of Pittsburgh borrowings was the result of management intentionally increasing liquidity during 2023.

Stockholders’ Equity. Stockholders’ equity increased $1.0 million, or 2.2%, to $47.0 million at December 31, 2023 from $46.0 million at December 31, 2022. The increase was due to net income of $1.9 million for 2023, allocation of $145,000 of Employee Stock Ownership Plan (the “ESOP”) shares and a decrease of $685,000 in accumulated other comprehensive loss as a result of an increase in the fair market value of our debt securities available-for-sale during 2023, partially offset by a decrease of $2.1 million in additional paid in capital for repurchases of common stock and $140,000 related to the adoption of CECL.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

General. Net income decreased $195,000 to net income of $1.9 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022. The $195,000 year over year decrease in earnings was attributable to a $1.4 million increase in noninterest expense, a $632,000 decrease in noninterest income and a $14,000 increase in income tax expense, partially offset by a $1.3 million increase in net interest income and a $568,000 decrease in the provision for credit losses.

Interest Income. Total interest income increased $6.0 million, or 43.5%, to $19.8 million for the year ended December 31, 2023 from $13.8 million for the year ended December 31, 2022. The increase in interest income resulted from a 123 basis points increase in the average yield on interest-earning assets from 3.79% for 2022 to 5.02% for 2023 and a $30.5 million increase year over year in the average balance of interest-earning assets, primarily in loans, debt securities available-for-sale and restricted stocks, partially offset by a decrease in the average balance of cash and cash equivalents.

Interest income on loans, including fees, increased $4.2 million, or 32.9%, to $17.0 million for 2023 from $12.8 million for 2022. The increase in interest income on loans resulted from a 92 basis points increase in the average yield on loans from 4.42% for 2022 to 5.34% for 2023 due to the rising interest rate environment. In addition, there was an increase in the average balance of loans to $318.6 million for 2023 from $289.3 million for 2022. The increase in the average balance of loans was due primarily to an increase in the average balances of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest and dividend income on securities and restricted stock increased $555,000, or 113.3%, to $1.0 million for 2023 from $490,000 for 2022. The increase in interest income on debt and equity securities of $465,000, or 115.1%, to $869,000 for 2023 from $404,000 for 2022 was due to a 119 basis points increase in the average yield on debt and equity securities to 2.35% in 2023 from 1.16% in 2022 and an increase in the average balance of debt and equity securities of $2.4 million, or 6.8%, to $37.0 million in 2023 from $34.7 million in 2022. The average yield on debt and equity securities increased due to investing in higher yielding short-term treasury securities and agency bonds in 2023. The increase in the average balance of debt and equity securities was due to purchases of short-term, less than one year maturity dates, treasury securities with our excess liquidity during 2023. Restricted stock income increased $90,000, or 104.7%, to $176,000 for 2023 from $86,000 for 2022 due to a 269 basis points increase in the average yield on restricted stocks to 7.29% for 2023 from 4.60% for 2022 and an increase in the average balance of restricted stocks of $546,000, or 29.3%, to $2.4 million for 2023 from $1.9 million for 2022. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend being increased in 2023 and the average balance increasing for 2023 was due to the increase in borrowings.

Interest income on cash and cash equivalents increased $1.2 million, to $1.8 million in 2023, from $529,000 in 2022. The increase in interest income on cash and cash equivalents was attributable to an increase in the average yield on cash and cash equivalents by 335 basis points to 4.68% for 2023 from 1.33% for 2022 as a result of the increase in market interest rates during 2023, partially offset by a decrease in the average balance of cash and cash equivalents of $1.7 million, or 4.3%, to $37.9 million in 2023 from $39.6 million in 2022 due to investing excess liquidity in short-term treasury securities available-for-sale.

Interest Expense. Interest expense increased $4.7 million or 161.1%, to $7.7 million for the year ended December 31, 2023 from $3.0 million for the year ended December 31, 2022 as a result of increases in interest expense on deposits and borrowings. The increase in interest expense reflected a 133 basis points increase in the average cost of interest-bearing liabilities from 0.98% for 2022 to 2.31% for 2023 and a $31.2 million increase in the average balance of interest-bearing liabilities to $332.4 million for 2023 from $301.2 million for 2022.

Interest expense on deposits increased $3.8 million, or 188.2%, to $5.9 million for 2023 from $2.1 million for 2022 as a result of a 132 basis points increase in the average cost of interest-bearing deposits and an increase of $19.0 million in the average balance of our interest-bearing deposits. The weighted average rate paid on interest-bearing deposits increased 132 basis points to 2.10% for 2023 from 0.78% for 2022 as a result of the rising interest rate environment and competition for deposits. The average cost of certificates of deposit, traditionally our higher costing deposits, increased to 2.99% for 2023 from 1.42% for 2022 and the average cost of transaction accounts (traditionally our lower costing deposit accounts consisting of demand, savings, and money market accounts) increased by 102 basis points to 1.44% for 2023 from 0.42% for 2022. The increase in the average balance of certificates of deposit which increased by $25.2 million to $119.7 million for 2023 from $94.5 million for 2022 was due to offering higher average rates as compared to other financial institutions in our market area. The average balance of interest-bearing transaction accounts decreased $6.2 million to $161.6 million for 2023 from $167.8 million for 2022. The decrease in the average balance of our transaction accounts primarily reflected deposit customers decreasing cash balances for business needs or moving to a higher yielding deposit product.

Interest expense on Federal Home Loan Bank borrowings increased $902,000, or 99.7%, to $1.8 million for the year ended December 31, 2023 from $905,000 for the year ended December 31, 2022. The increase in interest expense on Federal Home Loan Bank borrowings was caused by an increase in the average cost of these funds of 119 basis points from 2.30% in 2022 to 3.49% in 2023 due to the rising interest rate environment and due to a $12.1 million increase in our average balance of Federal Home Loan Bank borrowings to $51.0 million for 2023 compared to $38.9 million for 2022 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net Interest Income. Net interest income increased $1.3 million, or 11.5%, to $12.1 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. The increase in net interest income from 2022 to 2023 was primarily due to the increases in interest income on loans, cash and cash equivalents and investment securities, partially offset by increases in interest expense on deposits and borrowings. Our net interest margin increased 10 basis points to 3.07% for 2023 from 2.97% for 2022. Our net interest rate spread decreased 10 basis points to 2.71% for 2023 from 2.81% for 2022. Average net interest-earning assets decreased by $650,000 to $63.6 million for 2023 from $64.2 million for 2022.

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

Based on our evaluation of the above factors, we recorded a $632,000 provision for credit losses for the year ended December 31, 2023 compared to a $1.2 million provision for loan losses for the year ended December 31, 2022. The decrease in the provision for credit losses was primarily driven by moderated loan growth and the provision for credit losses consisted of a provision on loans of $644,000, partially offset by a recovery for unfunded commitments of $12,000 for the year ended December 31, 2023. The allowance for credit losses on loans was $4.5 million, or 1.38%, of loans outstanding at December 31, 2023 and $4.0 million, or 1.31%, of loans outstanding at December 31, 2022.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2023.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income information is as follows.

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$176	$185	$(9)	(4.9)%
Gain (loss) on equity securities	11	(99)	110	(111.1)
Bank owned life insurance income	193	174	19	10.9
Debit card income	220	201	19	9.5
Other service charges	104	86	18	20.9
(Loss) gain on disposal of premises and equipment	(52)	821	(873)	(106.3)
Other income	133	49	84	171.4
Total noninterest income	$785	$1,417	$(632)	(44.6)%

Noninterest income decreased by $632,000, or 44.6%, to $785,000 for 2023 from $1.4 million for 2022. The decrease in noninterest income resulted primarily from losses in 2023 versus gains in 2022 resulting from the disposal of premises and equipment, partially offset by an increase in the gain (loss) on equity investments and in other income. The gain on disposal of premises and equipment was $821,000 in 2022 as a result of the sale leaseback of the Company’s corporate headquarters and branch location in Coatesville, Pennsylvania for a sales price of $950,000. The loss on disposal of premises and equipment of $52,000 in 2023 was primarily a result of replacing the non-depository ATMs with full functioning ATMs as a continued investment in our infrastructure and technology. Gain (loss) on equity investments increased $110,000 due an increase in the fair value of the CRA equity investment during 2023. Other income increased $84,000 primarily related to the fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.

Noninterest Expense. Noninterest expense information is as follows.

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$5,210	$4,285	$925	21.6%
Occupancy and equipment	733	632	101	16.0
Data and item processing	1,099	1,013	86	8.5
Advertising and marketing	202	145	57	39.3
Professional fees	688	741	(53)	(7.2)
Directors’ fees	429	265	164	61.9
FDIC insurance premiums	183	124	59	47.6
Pennsylvania shares tax	294	330	(36)	(10.9)
Debit card expenses	162	140	22	15.7
Other	803	761	42	5.5
Total noninterest expenses	$9,803	$8,436	$1,367	16.2%

Noninterest expense increased $1.4 million, or 16.2%, to $9.8 million in 2023 from $8.4 million in 2022. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense of $925,000, Directors’ fees of $164,000 and occupancy and equipment of $101,000. Salaries and employee benefits expense increased $925,000 primarily due to increased share-based compensation expenses of $411,000 in 2023, the hiring of additional staff and annual salary increases. Director fees increased $164,000 primarily due to increased share-based compensation expenses of $130,000 in 2023, adding an additional Director in November 2022 and fee increases to all non-employee Directors. Occupancy and equipment increased $101,000, primarily due to increased rent expense of $147,000 due to the sale-leaseback transaction relating to the Bank’s corporate headquarters and branch location in December 2022, partially offset by a decrease of $75,000 on building repairs and maintenance as the major projects were completed in 2022 in preparation for the sale-leaseback transaction.

Income Tax Expense. Income tax expense increased $14,000, or 2.6%, to $545,000 for 2023 from $531,000 for 2022. The effective tax rate was 22.1% in 2023 compared to 20.1% in 2022. The increase in the effective tax rate was attributable to an increase in nondeductible expenses associated with incentive stock options.

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

	For the Year Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$318,593	$17,014	5.34%	$289,296	$12,801	4.42%
Debt and equity securities	37,043	869	2.35%	34,684	404	1.16%
Restricted stocks	2,411	176	7.29%	1,865	86	4.60%
Cash and cash equivalents	37,924	1,773	4.68%	39,613	529	1.33%
Total interest-earning assets	395,971	19,832	5.02%	365,458	13,820	3.79%
Noninterest-earning assets	9,903			8,750
Total assets	$405,874			$374,208

Interest-bearing liabilities:
Interest-bearing demand deposits	$96,631	1,314	1.36%	$79,603	249	0.31%
Savings deposits	17,056	73	0.43%	22,628	79	0.35%
Money market deposits	47,959	942	1.96%	65,597	377	0.57%
Certificates of deposit	119,716	3,582	2.99%	94,501	1,346	1.42%
Total interest-bearing deposits	281,362	5,911	2.10%	262,329	2,051	0.78%
Borrowings	51,024	1,807	3.49%	38,894	905	2.30%
Total interest-bearing liabilities	332,386	7,718	2.31%	301,223	2,956	0.98%
Noninterest-bearing demand deposits	23,100			25,837
Other noninterest-bearing liabilities	3,701			1,662
Total liabilities	359,187			328,722
Stockholders' equity	46,687			45,486
Total liabilities and stockholders' equity	$405,874			$374,208
Net interest income		$12,114			$10,864
Net interest rate spread (1)			2.71%			2.81%
Net interest-earning assets (2)	$63,585			$64,235
Net interest margin (3)			3.07%			2.97%
Average interest-earning assets to interest-bearing liabilities	119.13%			121.32%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended
	December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,295	$2,918	$4,213
Debt and equity securities	27	438	465
Restricted stocks	25	65	90
Cash and cash equivalents	(22)	1,266	1,244
Total interest-earning assets	1,325	4,687	6,012

Interest-bearing liabilities:
Interest-bearing demand deposits	53	1,012	1,065
Savings deposits	(20)	14	(6)
Money market deposits	(101)	666	565
Certificates of deposit	358	1,878	2,236
Total deposits	290	3,570	3,860
Borrowings	279	623	902
Total interest-bearing liabilities	569	4,193	4,762
Change in net interest income	$756	$494	$1,250

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At December 31, 2023, we had the ability to borrow approximately $178.5 million from the Federal Home Loan Bank of Pittsburgh, of which $55.1 million had been advanced in addition to $13.9 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at December 31, 2023, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also have access to $1.8 million through the Federal Reserve Bank of Philadelphia discount window at December 31, 2023. We did not borrow against the credit lines with the Atlantic Community Bankers Bank, SouthState Bank, N.A. or the Federal Reserve Bank of Philadelphia during the year ended December 31, 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the year ended December 31, 2023, our liquidity ratio averaged 13.7%. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2023.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $32.4 million. Unpledged debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $51.2 million at December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2023, totaled $96.4 million, or 66.3% of our certificates of deposit, and 29.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At December 31, 2023, Presence Bank exceeded all regulatory capital requirements to which it was subject and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to originate loans of $31.5 million, unused lines of credit totaling $12.2 million and $1.8 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $96.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2023 and 2022 beginning on page 54 for a description of recent accounting pronouncements that may affect our balance sheet and results of operations.

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

Item 8. Financial Statements and Supplementary Data

PB Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$17,753	$15,918
Federal funds sold	14,182	1,186
Interest earning deposits with banks	503	100

Cash and cash equivalents	32,438	17,204

Debt securities available-for-sale, at fair value	68,115	52,047
Equity securities, at fair value	793	762
Restricted stocks, at cost	2,590	2,251
Loans receivable, net of allowance for credit losses of $4,511 at December 31, 2023 and $3,992 at December 31, 2022	321,382	300,855
Premises and equipment, net	2,057	1,693
Deferred income taxes, net	1,732	1,656
Accrued interest receivable	1,253	1,123
Bank owned life insurance	8,230	7,487
Other assets	1,158	1,469

Total Assets	$439,748	$386,547

Liabilities and Stockholders' Equity

Liabilities
Deposits	$332,966	$289,495
Borrowings	55,104	47,638
Accrued expenses and other liabilities	4,689	3,427

Total Liabilities	392,759	340,560

Commitments and contingencies - see notes 9 and 10

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,679,967 (including 108,115 restricted shares) and 2,845,076 (including 108,115 restricted shares) issued and outstanding at December 31, 2023 and December 31, 2022, respectively	26	27
Additional paid-in capital	24,115	25,721
Retained earnings	26,558	24,779
Unearned ESOP shares, 188,853 shares at December 31, 2023 and 199,962 December 31, 2022	(2,463)	(2,608)
Accumulated other comprehensive loss	(1,247)	(1,932)

Total Stockholders' Equity	46,989	45,987

Total Liabilities and Stockholders' Equity	$439,748	$386,547

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Years ended December 31,
	2023	2022
Interest and Dividend Income
Loans, including fees	$17,014	$12,801
Securities	1,045	490
Other	1,773	529
Total Interest and Dividend Income	19,832	13,820

Interest Expense
Deposits	5,911	2,051
Borrowings	1,807	905
Total Interest Expense	7,718	2,956

Net interest income	12,114	10,864

Provision for Credit Losses	632	1,200

Net interest income after provision for credit losses	11,482	9,664

Noninterest Income
Service charges on deposit accounts	176	185
Gain (loss) on equity securities	11	(99)
Bank owned life insurance income	193	174
Debit card income	220	201
Other service charges	104	86
(Loss) gain on disposal of premises and equipment	(52)	821
Other income	133	49
Total Noninterest Income	785	1,417

Noninterest Expenses
Salaries and employee benefits	5,210	4,285
Occupancy and equipment	733	632
Data and item processing	1,099	1,013
Advertising and marketing	202	145
Professional fees	688	741
Directors’ fees	429	265
FDIC insurance premiums	183	124
Pennsylvania shares tax	294	330
Debit card expenses	162	140
Other	803	761
Total Noninterest Expenses	9,803	8,436

Income before income tax expense	2,464	2,645

Income Tax Expense	545	531

Net Income	$1,919	$2,114
Earnings per common share - basic	$0.78	$0.82
Earnings per common share - diluted	$0.77	$0.82

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended
	December 31,
	2023	2022
Net Income	$1,919	$2,114

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	867	(2,087)
Tax effect	(182)	437

Other comprehensive income (loss)	685	(1,650)

Total Comprehensive Income	$2,604	$464

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, January 1, 2022	$28	$26,176	$22,665	$(2,753)	$(282)	$45,834

Net income	—	—	2,114	—	—	2,114
Repurchased common stock, 40,289 shares	(1)	(529)	—	—	—	(530)
ESOP shares released for allocation 11,109	—	6	—	145	—	151
Stock based compensation expense	—	68	—	—	—	68
Other comprehensive loss	—	—	—	—	(1,650)	(1,650)

Balance, December 31, 2022	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	1,919	—	—	1,919
Repurchased common stock, 165,109 shares	(1)	(2,144)	—	—	—	(2,145)
ESOP shares released for allocation 11,109	—	(5)	—	145	—	140
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	543	—	—	—	543
Other comprehensive income	—	—	—	—	685	685

Balance, December 31, 2023	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	December 31,

	2023	2022
Cash Flows from Operating Activities
Net income	$1,919	$2,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	632	1,200
Depreciation and amortization	326	288
Loss (gain) on disposal of premises and equipment	52	(821)
Net accretion of securities premiums and discounts	(524)	(147)
Deferred income tax benefit	(221)	(274)
(Gain) loss on equity securities	(11)	99
Deferred loan fees, net	42	48
Earnings on bank owned life insurance	(193)	(174)
ESOP allocation of shares	140	151
Stock-based compensation expense	543	68
Decrease (increase) in accrued interest receivable and other assets	80	(357)
Increase in accrued expenses and other liabilities	1,097	1,175

Net Cash Provided by Operating Activities	3,882	3,370

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(56,373)	(39,725)
Maturities, calls, and principal repayments	41,696	11,387
Dividends on equity securities reinvested	(20)	(12)
Purchase of restricted stocks	(339)	(1,367)
Purchase of additional bank owned life insurance	(550)	—
Net increase in loans receivable	(21,213)	(52,907)
Proceeds from sale of premises and equipment	—	947
Purchases of premises and equipment	(641)	(145)

Net Cash Used in Investing Activities	(37,440)	(81,822)

Cash Flows from Financing Activities
Net increase in deposits	43,471	38,365
Repurchased common stock	(2,145)	(530)
Advances of borrowings	19,675	40,100
Repayments of borrowings	(12,209)	(9,143)

Net Cash Provided by Financing Activities	48,792	68,792

Increase (decrease) in cash and cash equivalents	15,234	(9,660)

Cash and Cash Equivalents, Beginning of Period	17,204	26,864

Cash and Cash Equivalents, End of Period	$32,438	$17,204

Supplementary Cash Flows Information
Interest paid	$7,228	$2,727
Right-of-use lease assets and liabilities	—	(968)
Income taxes paid	592	522

Supplementary Non-Cash Flows Information
Unrealized gain (loss) on debt securities available-for-sale	$867	$(2,087)

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

The Bank is a state-chartered savings bank established in 1919. The main office is located in Coatesville, Pennsylvania with three other branches located in New Holland, Oxford, and Georgetown Pennsylvania. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate and, to a lesser extent, consumer loans. The Bank competes with other banking and financial institutions in its primary market communities encompassing Chester, Cumberland, Dauphin, Lancaster, and Lebanon Counties in Pennsylvania. The Bank is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans.

While management uses available information to recognize estimated losses on loans, future additions to the allowance for credit losses on loans may be necessary based on changes in economic conditions and underlying collateral values, if any. In addition, the FDIC and Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. These agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts. At December 31, 2023 and 2022 and for the years then ended, the Company had no investment securities classified as held to maturity.

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These securities are carried at fair value, which is determined by obtaining quoted market prices or matrix pricing. Unrealized gains and losses are excluded from earnings and are reported in other comprehensive income (loss), net of taxes. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which eliminated the previous concept of other-than-temporary impairment for available for sale securities (see Allowance for Credit Losses on Securities below). Prior to January 1, 2023, declines in the fair value of securities was recorded under the other-than-temporary impairment concept more fully described in the Company’s report on Form 10-K as of December 31, 2022.

Allowance for Credit Losses on Securities

Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2023 and 2022, all debt securities were classified as available for sale, meaning that the Company intends to hold them for an indefinite period of time, but not necessarily to maturity.

With the adoption of current expected credit losses (CECL) standard on January 1, 2023, the previous concept of other-than-temporary impairment for available for sale securities has been eliminated. Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company's intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. In evaluating its available for sale debt securities, the Company has elected to exclude accrued interest receivable from the amortized cost basis.

For held to maturity securities an estimate of current expected credit loss must be established at the time of purchase with changes in estimated credit loss recognized in the allowance for losses through the provision for credit losses.

Prior to January 1, 2023, credit losses related to debt securities were recorded under the other-than-temporary impairment concept more fully described in the Company’s report on Form 10-K as of December 31, 2022.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determined fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $2,530,000 and $2,191,000 as of December 31, 2023 and 2022, respectively, and Atlantic Community Bankers Bank (“ACBB”) of $60,000 as of both December 31, 2023 and 2022.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge was necessary related to restricted stocks in 2023 and 2022.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method over the life of the loan.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses on Loans

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

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit losses are recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach for all loans. The cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For all loan pools, cash flow projections and estimated expected losses are based in part on benchmarked peer data.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These qualitative risk factors may include, but not limited to:

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An unallocated component of the allowance for credit losses is maintained to cover uncertainties that could affect management’s estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating expected losses in the portfolio.

Prior to January 1, 2023, the allowance for credit losses on loans was recorded using the previous methodology more fully described in the Company’s report on Form 10-K for the year ended December 31, 2022.

Reserve for Unfunded Commitments

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

Other Real Estate Owned (OREO)

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value less cost to sell at date of foreclosure are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell. Revenue and expenses from operations and write-downs are included in other noninterest expense on the consolidated statements of operations. There were no write-downs recorded during 2023 or 2022. Gains and losses on the sale of OREO, if any, are included in noninterest expense.

Bank Owned Life Insurance

The Company has invested in bank owned life insurance (“BOLI”) covering certain employees. The Company is the owner and beneficiary of these policies. This life insurance investment is carried at the cash surrender value of the

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax returns for the years 2020 through 2022 were open for examination as of December 31, 2023.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the ASC Topic 718, “Stock Compensation.” ASC Topic 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued and forfeitures are accounted for as they occur. Fair value is based on a Black-Scholes pricing model for options and the closing share price for the Company's stock for other unvested awards. Compensation cost is recognized over the period that an employee provides services in exchange for the award. The Company allows the employee to use shares to satisfy employer income tax withholding obligations.

Earnings per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under share-based compensation arrangements.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in results of operations. Although certain changes in assets and liabilities, such as unrealized gains or losses on securities available-for-sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

This section provides a summary description of recent Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) to the Accounting Standards Codification (ASC) that had or that management

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued, But Not Yet Effective Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, required an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption established a reserve for unfunded loan commitments of $177,000. This adjustment, net of tax, reduced the opening retained earnings of the Company and the Bank by $140,000 as of the date of adoption.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addressed areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhanced the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments required a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU were applied prospectively, except for the transition method related to the recognition and measurement of TDRs. ASU 2022-02 was effective for the Company on January 1, 2023. There was no material impact to the Company at adoption.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the impact of adopting ASC 326 (in thousands):

	December 31, 2022	January 1, 2023	January 1, 2023
	As Previously		As Reported
	Reported	Impact of	Under
	(Incurred Loss)	ASC 326	ASC 326
Assets:
Loans, net	$300,855	$—	$300,855

Deferred income taxes, net	1,656	37	1,693

Liabilities:
Reserve for credit losses on unfunded commitments	—	177	177

Total equity:	$45,987	$(140)	$45,847

2.            Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$23,244	$—	$(1,384)	$21,860
Treasury securities	43,750	32	—	43,782
Mortgage-backed securities	83	2	—	85
Collateralized mortgage obligations	2,616	—	(228)	2,388
Total available-for-sale debt securities	$69,693	$34	$(1,612)	$68,115

Equity securities:
Mutual funds (fixed income)				$793

		Gross Unrealized	Gross Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,243	$—	$(2,126)	$19,117
Treasury securities	29,859	2	(42)	29,819
Mortgage-backed securities	97	2	—	99
Collateralized mortgage obligations	3,293	—	(281)	3,012
Total available-for-sale debt securities	$54,492	$4	$(2,449)	$52,047

Equity securities:
Mutual funds (fixed income)				$762

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022 (in thousands):

December 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,998	$(1)	$19,862	$(1,383)	$21,860	$(1,384)
Collateralized mortgage obligations	—	—	2,388	(228)	2,388	(228)

Total	$1,998	$(1)	$22,250	$(1,611)	$24,248	$(1,612)

December 31, 2022	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$19,117	$(2,126)	$19,117	$(2,126)
Treasury securities	9,928	(42)	—	—	9,928	(42)
Collateralized mortgage obligations	1,479	(106)	1,533	(175)	3,012	(281)

Total	$11,407	$(148)	$20,650	$(2,301)	$32,057	$(2,449)

As of December 31, 2023 and 2022, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of December 31, 2023 and 2022.

At December 31, 2023, 49 agency bonds had an unrealized loss with depreciation of 6.00% from the Company’s cost basis and 33 collateralized mortgage obligation had an unrealized loss with depreciation of 8.73% from the Company’s cost basis. At December 31, 2022, 47 agency bonds had an unrealized loss with depreciation of 10.01% from the Company’s cost basis, two treasury securities had an unrealized loss with depreciation of 0.42% from the Company’s cost basis and 35 collateralized mortgage obligation had an unrealized loss with depreciation of 8.54% from the Company’s cost basis. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of December 31, 2023 and 2022, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at December 31, 2023, and therefore, no allowance for credit losses was recorded. The Company did not consider any securities to be other-than-temporarily impaired as of December 31, 2022.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no securities sold during 2023 and 2022. The amortized cost and fair value of debt securities available-for-sale at December 31, 2023, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$44,260	$44,257	4.82%
Due one year through five years	22,734	21,385	2.81
Due after five years through ten years	—	—	—
Mortgage-backed securities	83	85	5.40
Collateralized mortgage obligations	2,616	2,388	1.94

Total available-for-sale debt securities	$69,693	$68,115	3.77%

At December 31, 2023 and 2022, the Company had securities with a fair value totaling $1,878,000 and $1,810,000, respectively, pledged to secure borrowings.

At December 31, 2023 and 2022, the Company had securities with a fair value totaling $15,073,000 and $21,604,000, respectively, pledged primarily for public fund depositors.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Loans Receivable and Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of December 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable incurred loss GAAP.

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.3 million at December 31, 2023, from the amortized cost basis of loans.

Major classifications of net loans receivable at December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Real estate:
One-to four-family residential	$108,534	$110,387
Commercial	184,868	148,567
Construction	10,805	20,406
Commercial and industrial	16,552	17,874
Consumer and other	5,836	8,203

	326,595	305,437
Deferred loan fees, net	(702)	(590)
Allowance for credit losses	(4,511)	(3,992)

Total loans receivable, net	$321,382	$300,855

The following table shows the loan maturities at December 31, 2023 (in thousands). The table presents contractual maturities and does not reflect repricing or the effect of prepayments:

	One- to Four-
	Family
	Residential	Commercial		Commercial	Consumer
	Real Estate	Real Estate	Construction	and Industrial	and Other	Total
Amounts due in:
One year or less	$2,072	$4,343	$4,230	$8,986	$745	$20,376
More than one to five years	3,376	2,021	702	2,477	9	8,585
More than five to 15 years	55,680	153,077	5,167	4,981	4,100	223,005
More than 15 years	47,406	25,427	706	108	982	74,629
Total	$108,534	$184,868	$10,805	$16,552	$5,836	$326,595

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024 (in thousands):

	Due After December 31, 2024
	Fixed	Adjustable	Total
Real estate:
One- to four-family residential	$50,645	$55,817	$106,462
Commercial	12,809	167,716	180,525
Construction	1,029	5,546	6,575
Commercial and industrial	4,280	3,286	7,566
Consumer and other	9	5,082	5,091
Total loans	$68,772	$237,447	$306,219

Loans to officers and directors, made on the same terms as loans to others, and the related activity is as follows (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$5,533	$291
Additions	—	240
Repayments	(777)	(148)
Reclassification	—	5,150

Balance, end of year	$4,756	$5,533

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the year ended December 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans
	Beginning
	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$51	$1,267
Commercial	1,829	75	—	—	733	2,637
Construction	316	(34)	—	—	(170)	112
Commercial and industrial	308	(84)	(144)	4	145	229
Consumer and other	87	3	—	—	(19)	71
Unallocated	296	(5)	—	—	(96)	195

Total	$3,992	$—	$(144)	$19	$644	$4,511

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for loan losses by loan class for the year ended December 31, 2022 (in thousands):

	Allowance for Loan Losses
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,217	$—	$—	$(61)	$1,156
Commercial	1,357	—	—	472	1,829
Construction	194	—	—	122	316
Commercial and industrial	191	(351)	4	464	308
Consumer and other	33	(6)	—	60	87
Unallocated	153	—	—	143	296

Total	$3,145	$(357)	$4	$1,200	$3,992

The following tables present a breakdown of the provision for credit losses for the years ended December 31, 2023 and 2022 (in thousands

	2023	2022
Provision for credit losses:
Provision for loans	$644	$1,200
Recovery for unfunded commitments	(12)	—

Total provision for credit losses	$632	$1,200

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$149	$149
Commercial	1,065	1,065
Commercial and industrial	207	207

Total	$1,421	$1,421

	December 31, 2022
		Nonaccural
	Nonaccrual	With No ALL
Real estate:
One- to four-family residential	$330	$330
Commercial	416	416
Construction	147	—
Commercial and industrial	156	156

Total	$1,049	$902

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net charge-offs to average loans outstanding during the years ended December 31:

	2023	2022
Real Estate:
One- to four-family residential	—%	—%
Commercial	—%	—%
Construction	—%	—%
Commercial and industrial	0.56%	1.94%
Consumer and other	—%	0.07%

Total net charge-offs to total average loans outstanding	0.04%	0.12%

The following table presents key credit ratios and the components used in the calculations:

	2023	2022
Total non-accrual loans	$1,421	$1,049
Gross total loans	$326,595	$305,437
Allowance for credit losses - loans	$4,511	$3,992

Total non-accrual loans to total loans	0.44%	0.34%
Allowance to non-accrual loans	317.45%	380.55%
Allowance to total loans outstanding at the end of the period	1.38%	1.31%

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of December 31, 2023 (in thousands):

	December 31, 2023
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$355	$—	$355	$—
Commercial	1,578	—	1,578	—
Construction	—	—	—	—
Commercial and industrial	207	—	207	—
Consumer and other	—	—	—	—

Total	$2,140	$—	$2,140	$—

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2023 (in thousands); as well as gross charge-offs (in thousands) for the year ended December 31, 2023.

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$8,452	$17,677	$18,152	$12,310	$8,188	$32,444	$9,077	$1,293	$107,593
Special Mention	—	—	—	—	—	586	—	—	586
Substandard	—	—	—	—	—	355	—	—	355
Total real estate: one- to four-family residential	$8,452	$17,677	$18,152	$12,310	$8,188	$33,385	$9,077	$1,293	$108,534
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$44,872	$42,737	$46,182	$20,797	$4,025	$22,485	$2,193	$—	$183,291
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,577	—	—	1,577
Total real estate: commercial	$44,872	$42,737	$46,182	$20,797	$4,025	$24,062	$2,193	$—	$184,868
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$269	$7,179	$—	$85	$116	$365	$2,233	$—	$10,247
Special Mention	—	89	469	—	—	—	—	—	558
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$269	$7,268	$469	$85	$116	$365	$2,233	$—	$10,805
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$616	$3,273	$1,631	$728	$19	$243	$9,773	$62	$16,345
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	207	—	—	207
Total commercial and industrial	$616	$3,273	$1,631	$728	$19	$450	$9,773	$62	$16,552
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

Consumer and other
Pass	$—	$2,010	$2,000	$982	$—	$—	$844	$—	$5,836
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$—	$2,010	$2,000	$982	$—	$—	$844	$—	$5,836
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans, gross
Pass	$54,209	$72,876	$67,965	$34,902	$12,348	$55,537	$24,120	$1,355	$323,312
Special Mention	—	89	469	—	—	586	—	—	1,144
Substandard	—	—	—	—	—	2,139	—	—	2,139
Total loans, gross	$54,209	$72,965	$68,434	$34,902	$12,348	$58,262	$24,120	$1,355	$326,595
Current period gross charge-offs	$—	$—	$(144)	$—	$—	$—	$—	$—	$(144)

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the past due status of loans receivable. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2023 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$89	$—	$28	$117	$108,417	$108,534	$—
Commercial	—	655	—	655	184,213	184,868	—
Construction	—	—	—	—	10,805	10,805	—
Commercial and industrial	—	—	—	—	16,552	16,552	—
Consumer and other	—	—	—	—	5,836	5,836	—

Total loans, gross	$89	$655	$28	$772	$325,823	$326,595	$—

The performance and credit quality of the loan portfolio is also monitored by analyzing the past due status of loans receivable. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2022 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$382	$—	$33	$415	$109,972	$110,387	$—
Commercial	—	—	416	416	148,151	148,567	—
Construction	—	—	147	147	20,259	20,406	—
Commercial and industrial	—	—	156	156	17,718	17,874	—
Consumer and other	—	—	—	—	8,203	8,203	—

Total loans, gross	$382	$—	$752	$1,134	$304,303	$305,437	$—

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan. The Company may modify loans through rate

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No loans were modified during the years ended December 31, 2023 and 2022 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses.

At December 31, 2023 and 2022, there was no other real estate owned. There was no real estate in process of foreclosure as of December 31, 2023 and 2022.

4.            Premises and Equipment

Premises and equipment are composed of the following at December 31 (in thousands):

	Estimated
	Useful Lives	2023	2022
Premises:
Land	Indefinite	$528	$528
Building and improvements	5 - 40 years	2,141	1,925
Furniture and equipment	3 - 10 years	2,499	2,215
Work in process		—	79

		5,168	4,747
Accumulated depreciation and amortization		(3,111)	(3,054)

		$2,057	$1,693

Depreciation and amortization expense charged to operations amounted to approximately $225,000 and $225,000 for the years ended December 31, 2023 and 2022, respectively.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2022, the Company entered into a sales-leaseback transaction when the Bank’s corporate headquarters and branch location in Coatesville, Pennsylvania was sold for $950,000 and a portion of the building was leased back to use for corporate offices and maintain a branch location. The transaction resulted in the recognition of a lease liability of $722,000 and a right-of-use asset of $772,000 related to the leaseback of the premises, with the right-of-use asset reflecting a $50,000, difference in fair value and sales price of the property sold which will be amortized to noninterest expense over the estimated lease terms.

The following tables present information about the Company’s leases as of and for the year ended December 31, 2023 and 2022 (dollars in thousands):

	December 31,		December 31,
	2023		2022
Right-of-use assets	$852		953
Lease liability	$814		910
Weighted average remaining lease term	12.31	years	12.67	years
Weighted average discount rate	4.73%		4.43%

	Year		Year
	Ended		Ended
	December 31,		December 31,
	2023		2022
Operating lease cost	$97		$63
Short-term lease cost	82		3.00
Total lease costs	$179		$66

Cash paid for amounts included in the measurement of lease liabilities	$130		$67

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
December 31,
Lease payments due for the year ending December 31 (in thousands):	2023

2024	$130
2025	122
2026	70
2027	66
2028	66
Thereafter	647
Total undiscounted cash flows	1,101
Discount	287
Lease Liability	$814

6.            Deposits

Deposits at December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Noninterest-bearing demand deposits	$21,037	$24,203
Interest-bearing demand deposits	103,869	78,907
Savings deposits	13,233	22,424
Money market deposits	49,316	50,836
Certificates of deposit	145,511	113,125

	$332,966	$289,495

At December 31, 2023, the scheduled maturities of certificates of deposit are as follows for the year ending December 31 (in thousands):

2024	$96,406
2025	41,287
2026	2,995
2027	3,179
2028	1,050
Thereafter	594

$145,511

Certificates of deposit in denominations of $250,000 or more was approximately $39,357,000 and $22,906,000 at December 31, 2023 and 2022, respectively. Currently, amounts above $250,000 are not insured by the FDIC.

At December 31, 2023 and 2022, the Company held approximately $4,943,000 and $7,905,000, respectively, in brokered deposits.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits for the years ended December 31, 2023 and 2022 was composed of the following (in thousands):

	2023	2022
Interest-bearing demand deposits	$1,314	$249
Savings deposits	73	79
Money market deposits	942	377
Certificates of deposit	3,582	1,346

	$5,911	$2,051

Deposits of related parties totaled $3,876,000 and $5,094,000 at December 31, 2023 and 2022, respectively.

7.            Borrowings

The Company has an unsecured line of credit with ACBB of up to $7,500,000, which expires on June 30, 2024, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at December 31, 2023 and 2022. The Company has an unsecured line of credit with SouthState Bank N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at December 31, 2023. The Company also has the ability to borrow up to $1,802,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at December 31, 2023 and 2022. Borrowings maturing in less than a year are considered short term and borrowings maturing in greater than a year are considered long term.

Borrowings from the FHLB at December 31 consist of the following (dollars in thousands):

	December 31,		December 31,
	2023		2022
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2023	$—	—%	$11,057	3.16%
2024	11,500	5.41	11,500	4.55
2025	4,500	5.30	—	—
2026	3,241	3.02	2,559	1.32
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	—	—
2032	2,713	1.83	3,022	1.83

Total borrowings	$55,104	3.77%	$47,638	3.12%

The Company has an open-ended line of credit (short-term borrowing) of $45,630,000 to obtain advances from the FHLB. Interest on the line of credit is charged at the FHLB’s overnight rate which was 5.68% and 4.45% at December 31, 2023 and 2022, respectively. The Company had no outstanding borrowings under this line of credit at December 31, 2023 and 2022.

Maximum borrowing capacity was approximately $178,468,000 and $155,601,000 at December 31, 2023 and 2022, respectively, secured by qualifying loans. The Company had three letters of credit with FHLB for $13,850,000 at December 31, 2023 and two letters of credit with FHLB for $8,300,000 at December 31, 2022 that were pledged to secure public funds.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.            Income Taxes

The components of income tax expense consisted of the following for the years ended December 31 (in thousands):

	2023	2022
Current tax expense	$766	$805
Deferred tax benefit	(221)	(274)

Income Tax Expense	$545	$531

A reconciliation of the statutory federal income tax at a rate of 21% to federal income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2023 and 2022, respectively are as follows:

	2023	2022
Federal income tax at statutory rate	$517	$555
Bank owned life insurance income	(41)	(36)
Nondeductible share-based compensation	54	6
Other	15	6

Income Tax Expense	$545	$531

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses on loans	$947	$838
Reserve for off-balance sheet commitments	35	—
Deferred loan fees	270	260
Unrealized losses on available-for-sale securities	331	513
Supplemental executive retirement plan	130	85
Bonus accrual	151	270
Deferred compensation	101	—
Lease liabilities	171	191
Other	78	—

Gross deferred tax asset	2,214	2,157

Deferred tax liabilities:
Deferred loan costs	138	136
Right-of-use assets	179	200
Property and equipment	156	90
Prepaid expenses	9	19
Other	—	56

Gross deferred tax liabilities	482	501

Net Deferred Tax Asset	$1,732	$1,656

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Commitments to grant loans	$31,481	$41,154
Unfunded commitments under lines of credit	12,186	11,520
Standby letters of credit	1,808	3,029

Total off-balance sheet financial instruments	$45,475	$55,703

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          Employee Benefits

401(k) Retirement Plan

The Company maintains a 401(k) Retirement Plan for eligible employees. The plan provides a matching contribution for all employees. The matching contribution is an amount equal to 100% of the participant’s elective contribution not to exceed 3% of the participant’s plan salary, plus 50% of the participant’s contribution that exceeds 3% of their plan salary but not to exceed 5% of their plan salary. With the freezing of the Pension Plan, the Company initiated a 2% discretionary contribution to the 401(k) for employees beginning January 1, 2019. The Company’s related expense associated with the matching contribution was $168,000 and $151,000 in 2023 and 2022, respectively.

Deferred Compensation Agreement

The Company has an executive deferred compensation plan, whereby each executive officer may voluntarily participate and elect each year to defer a portion or all of their compensation and bonus. The deferrals, along with accumulated earnings, are payable at retirement. The Company accrues the estimated annual cost of the deferred amounts that will be payable at retirement. At December 31, 2023 and 2022, the accumulated liability was approximately $482,000 and $130,000, respectively, and is included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Supplemental Executive Retirement Plan

The Company maintains a supplemental executive retirement plan for certain executives. At December 31, 2023 and 2022, the accumulated liability was $620,000 and $403,000, respectively, and is included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2023 and 2022, was $236,000 and $174,000, respectively.

Employee Stock Ownership Plan (ESOP)

During 2021, the ESOP borrowed from the Company to purchase 222,180 shares of stock at an average price of $13.04 per share. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company’s related expense for the ESOP was $140,000 and $151,000 in 2023 and 2022, respectively.

Shares held by the ESOP were as follows (dollars in thousands):

	2023	2022
Allocated to participants	33,327	22,218
Unearned	188,853	199,962

Total ESOP shares	222,180	222,180

Fair value of unearned shares	$2,368	$2,715

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2023 and 2022, there were 13,628 and 14,628 shares available for future awards under this plan, respectively. The shares available for future award includes 10,653 and 11,653 shares available for incentive and non-qualified stock options as of December 31, 2023 and 2022, respectively, and 2,975 shares available for restricted stock awards as of those same dates. When granted, the stock options and restricted shares vest over a five-year period.

Stock option expense was $276,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, total unrecognized compensation cost related to stock options was $1,101,000.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2023 and 2022 was as follows (dollars in thousands, except per share data):

	Year Ended December 31, 2023
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2022	—	$—	—	$
Granted	266,072	12.28	10.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2022	266,072	$12.28	9.88	$346

Granted	1,000	13.80	9.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2023	267,072	$12.29	8.88	$69
Exercisable, December 31, 2023	53,214	$12.28	8.88	$14

Restricted stock expense was $265,000 and $33,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the expected future compensation expense relating to non-vested stock outstanding was $1,063,000.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2023, is as follows:

	Year Ended December 31, 2023
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2022	—	$—
Granted	108,115	12.28
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2022	108,115	$12.28
Granted	—	—
Vested	(21,622)	12.28
Forfeited	—	—

Non-vested at December 31, 2023	86,493	$12.28

The fair value of the vested shares at December 31,2023 was $266,000.

13.          Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

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

On January 1, 2023, the Company adopted ASC 326. Regulatory capital rules permitted the Bank to phase-in the day-one effects of adopting ASC 326 over a three-year transition period. The Bank elected to take the phase-in for the amount of $140,000.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios as of December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies, but elected to revert back to the risk weighting framework without restriction.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2023	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,168	14.2%	$24,875	8.00%	$32,649	10.500%	$31,094	10.00%
Tier 1 capital (to risk-weighted assets)	$40,276	12.95%	$18,657	6.00%	$26,430	8.500%	$24,875	8.00%
Common equity (to risk-weighted assets)	$40,276	12.95%	$13,992	4.50%	$21,766	7.000%	$20,211	6.50%
Tier 1 capital (to average assets)	$40,276	9.78%	$16,467	4.00%	N/A	N/A	$20,584	5.00%

			To be Well
			Capitalized under
			Prompt Corrective
December 31, 2022	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)	$37,987	10.00%	$33,998	9.00%

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.          Earnings Per Common Share

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	2023	2022
Net income	$1,919	$2,114

Weighted average common shares outstanding	2,669,501	2,777,492
Less: Average unearned ESOP shares	(199,932)	(211,041)

Weighted average shares outstanding (basic)	2,469,569	2,566,451

Dilutive common stock equivalents	18,057	—

Weighted average shares outstanding (diluted)	2,487,626	2,566,451

Basic earnings per common share	$0.78	$0.82
Diluted earnings per common share	$0.77	$0.82

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. At December 31, 2022, the fair value consisted of the recorded investment in the collateral dependent loans of $52,000, which was net of a valuation allowance of $95,000. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,860	$—	$21,860	$—
Treasury securities	43,782	43,782	—	—
Mortgage-backed securities	85	—	85	—
Collateralized mortgage obligations	2,388	—	2,388	—
Mutual funds	793	793	—	—

Total assets measured at fair value on a recurring basis	$68,908	$44,575	$24,333	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$19,117	$—	$19,117	$—
Treasury securities	29,819	29,819	—	—
Mortgage-backed securities	99	—	99	—
Collateralized mortgage obligations	3,012	—	3,012	—
Mutual funds	762	762	—	—

Total assets measured at fair value on a recurring basis	$52,809	$30,581	$22,228	$—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$52	$—	$—	$52

Total assets measured at fair value on a nonrecurring basis	$52	$—	$—	$52

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at December 31, 2023 and 2022 (dollars in thousands):

December 31, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A

December 31, 2022
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$52	Appraisal of collateral	Selling expenses and discounts (1)	68.4% (68.4%)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	December 31, 2023		December 31, 2022
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$32,438	$32,438	$17,204	$17,204
Debt securities - available-for-sale	1 & 2	68,115	68,115	52,047	52,047
Equity securities	1	793	793	762	762
Restricted stocks	2	2,590	2,590	2,251	2,251
Loans, net	3	321,382	319,763	300,855	303,108
Accrued interest receivable	1	1,253	1,253	1,123	1,123
Bank owned life insurance	2	8,230	8,230	7,487	7,487

Financial liabilities:
Demand deposits, savings, and money market	1	187,455	187,455	176,370	176,370
Certificates of deposit	2	145,511	138,418	113,125	106,818
Borrowings	2	55,104	54,428	47,638	46,990
Accrued interest payable	1	914	914	424	424

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

Gains and Losses on Sale of Other Real Estate Owned

The sale of other real estate owned is currently recognized on the closing date of sale when all performance obligations have been met, and control of the asset has been transferred to the buyer. Any gains or losses are included in noninterest expenses in the consolidated statements of income.

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2023 and 2022, in thousands:

	Year Ended
	December 31,
Noninterest income in scope of Topic 606	2023	2022
Service charges on deposit accounts	$176	$185
Debit card income	220	201
Other service charges	104	86
(Loss) gain on disposal of premises and equipment	(52)	821
Other noninterest income	133	49
Noninterest income (in scope for Topic 606)	581	1,342
Noninterest income (out of scope for Topic 606)	204	75
Total noninterest income	$785	$1,417

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.          Parent Company Only Financial Statements

Condensed financial statements of PB Bankshares, Inc. are as follows for December 31, (in thousands):

Parent Company Balance Sheets

As of December 31,

	2023	2022

Assets
Cash and cash equivalents	$5,513	$7,427
ESOP Loan Receivable	2,527	2,638
Investment in subsidiary Bank	38,926	36,055
Other assets	116	43

Total Assets	$47,082	$46,163

Liabilities and Stockholders' Equity

Liabilities
Due to the Bank	$—	$151
Accrued expenses and other liabilities	93	25

Total Liabilities	93	176

Stockholders' Equity
Total Stockholders' Equity	46,989	45,987

Total Liabilities and Stockholders' Equity	$47,082	$46,163

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Income

Years ended December 31,

	2023	2022

Interest Income
Interest Income on ESOP Loan	$86	$89
Interest on Cash and Cash Equivalents	330	120

Total Interest Income	416	209

Noninterest Expense

SEC expense	212	195
Salaries and employee benefits	411	51
Directors’ fees	130	17

Total Noninterest Expense	753	263

Loss before equity in undistributed income of subsidiary and income tax expense	(337)	(54)

Equity in Undistributed Income of Subsidiary	2,186	2,156

Income Tax (Benefit)	(70)	(12)

Net Income	$1,919	$2,114

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Cash Flows

Years ended December 31,

	2023	2022
Cash Flows from Operating Activities
Net income	$1,919	$2,114
Adjustments to reconcile change in net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,186)	(2,156)
Stock option compensation	543	68
Increase in other assets	(73)	(39)
(Decrease) increase in accrued expenses and other liabilities	(83)	85

Net Cash Provided by Operating Activities	120	72

Cash Flows from Investing Activities
ESOP loan payments received	111	106

Net Cash Provided by Investing Activities	111	106

Cash Flows from Financing Activities
Repurchased common stock	(2,145)	(530)

Net Cash Used in Financing Activities	(2,145)	(530)

Decrease in cash and cash equivalents	(1,914)	(352)

Cash and Cash Equivalents, Beginning of Period	7,427	7,779

Cash and Cash Equivalents, End of Period	$5,513	$7,427

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

PB Bankshares, Inc.

Coatesville, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bankshares, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

April 1, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because PB Bankshares, Inc. is an emerging growth company.

Item 9B. Other Information

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

Item 11. Executive Compensation

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2023.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
PB Bankshares, Inc. 2022 Equity Incentive Plan (1)	267,072	$12.29	10,653
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	267,072	$12.29	10,653

(1) As of December 31, 2023, 111,090 shares of restricted stock awards had been granted under the PB Bankshares, Inc. 2022 Equity Incentive Plan and 2,975 shares remain available for future issuance under the plan. The restricted shares will vest over five years from the date of grant.

(b)          Security Ownership of Certain Beneficial Owners

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

(c)          Security Ownership of Management

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

(d)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information contained herein will be filed in the Proxy Statement for the 2024 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2023.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)   Consolidated Balance Sheets - at December 31, 2023 and 2022

(B)   Consolidated Statements of Income - Years ended December 31, 2023 and 2022

(C)   Consolidated Statements of Comprehensive Income – Years ended December 31, 2023 and 2022

(D)   Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2023 and 2022

(E)   Consolidated Statements of Cash Flows - Years ended December 31, 2023 and 2022

(F)   Notes to the Consolidated Financial Statements

(G)   Report of Independent Registered Public Accounting Firms (PCAOB ID 613)

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

3.2

Bylaws of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.1

Form of Common Stock Certificate of PB Bankshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 25, 2022)

10.1

Employment Agreement by and between Presence Bank and Janak M. Amin, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.2

Change of Control Agreement by and between Presence Bank and Douglas L. Byers, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.3

Change of Control Agreement by and between Presence Bank and Larry Witt, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.4

Supplemental Executive Retirement Plan with Janak M. Amin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.5

Supplemental Executive Retirement Plan with Douglas L. Byers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.6

Supplemental Executive Retirement Plan with Larry Witt (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.7

Presence Bank Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on January 28, 2022)+

10.8

PB Bankshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on September 29, 2022)+

10.9

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.10

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.11

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.12

Purchase Agreement, dated as of November 7, 2022, by and between Presence Bank and 185 E Lincoln Highway (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on November 10, 2022)

10.13

Change of Control Agreement by and between Presence Bank and Lindsay Bixler, effective as of September 1, 2021 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.14

Change of Control Agreement by and between Presence Bank and William H. Sayre, effective as of June 1, 2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.15

Supplemental Executive Retirement Plan with Lindsay Bixler (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.16

Supplemental Executive Retirement Plan with William Sayre (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.17

Purchase and Sale Agreement, dated February 21, 2024, by and between Presence Bank and Ferfeldt Investments LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on February 27, 2024

21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Yount, Hyde & Barbour, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

PB BANKSHARES, INC..

By:	/s/ Janak M. Amin
Janak M. Amin
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Janak M. Amin Janak M. Amin	President and Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024

/s/ Lindsay S. Bixler Lindsay S. Bixler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024

/s/ Joseph W. Carroll Joseph W. Carroll	Chairman of the Board	April 1, 2024

/s/ Spencer J. Andress Spencer J. Andress	Director	April 1, 2024

/s/ Larry J. Constable Larry J. Constable	Director	April 1, 2024

/s/ Bony R. Dawood Bony R. Dawood	Director	April 1, 2024

/s/ Thomas R. Greenfield Thomas R. Greenfield	Director	April 1, 2024

/s/ John V. Pinno, III John V. Pinno, III	Director	April 1, 2024

/s/ Jane B. Tompkins Jane B. Tompkins	Director	April 1, 2024

/s/ M. Joye Wentz M. Joye Wentz	Director	April 1, 2024

/s/ R. Cheston Woolard R. Cheston Woolard	Director	April 1, 2024