Form 10-Q
period 2024-03-31
PB Bankshares, Inc.
filed 2024-05-15
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As Common Stock, $0.01 par value - 2,607,640 shares outstanding as of May 9, 2024.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31,
	2024	December 31,
	(Unaudited)	2023
Assets
Cash and due from banks	$59,625	$18,256
Federal funds sold	7,162	14,182

Cash and cash equivalents	66,787	32,438

Debt securities available-for-sale, at fair value	32,138	68,115
Equity securities, at fair value	790	793
Restricted stocks, at cost	2,416	2,590
Loans receivable, net of allowance for credit losses of $4,465 at March 31, 2024 and $4,511 at December 31, 2023	333,288	321,382
Premises and equipment, net	2,019	2,057
Deferred income taxes, net	1,652	1,732
Accrued interest receivable	1,545	1,253
Bank owned life insurance	8,283	8,230
Other assets	1,516	1,158

Total Assets	$450,434	$439,748

Liabilities and Stockholders' Equity

Liabilities
Deposits	$348,389	$332,966
Borrowings	50,819	55,104
Accrued expenses and other liabilities	4,457	4,689

Total Liabilities	403,665	392,759

Commitments and contingencies - see notes 9 and 10

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,629,967 (including 108,115 restricted shares) and 2,679,967 (including 108,115 restricted shares) issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	26
Additional paid-in capital	23,582	24,115
Retained earnings	26,875	26,558
Unearned ESOP shares, 188,853 shares at March 31, 2024 and December 31, 2023	(2,463)	(2,463)
Accumulated other comprehensive loss	(1,250)	(1,247)

Total Stockholders' Equity	46,769	46,989

Total Liabilities and Stockholders' Equity	$450,434	$439,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Interest and Dividend Income
Loans, including fees	$4,551	$3,798
Securities	311	183
Other	752	388
Total Interest and Dividend Income	5,614	4,369

Interest Expense
Deposits	2,486	928
Borrowings	496	396
Total Interest Expense	2,982	1,324

Net interest income	2,632	3,045

Provision for Credit Losses	(84)	183

Net interest income after provision for credit losses	2,716	2,862

Noninterest Income
Service charges on deposit accounts	55	47
(Loss) gain on equity securities	(8)	12
Bank owned life insurance income	53	43
Debit card income	50	50
Other service charges	17	19
Loss on disposal of premises and equipment	—	(40)
Other income	20	7
Total Noninterest Income	187	138

Noninterest Expenses
Salaries and employee benefits	1,356	1,349
Occupancy and equipment	175	164
Data and item processing	280	267
Advertising and marketing	51	25
Professional fees	165	180
Directors’ fees	107	107
FDIC insurance premiums	49	40
Pennsylvania shares tax	79	77
Debit card expenses	41	35
Other	195	221
Total Noninterest Expenses	2,498	2,465

Income before income tax expense	405	535

Income Tax Expense	88	126

Net Income	$317	$409
Earnings per common share - basic	$0.13	$0.16
Earnings per common share - diluted	$0.13	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net Income	$317	$409

Other Comprehensive (Loss) Income
Unrealized (losses) gains on debt securities available-for-sale:
Unrealized holding (losses) gains arising during period	(4)	505
Tax effect	1	(106)

Other comprehensive (loss) income	(3)	399

Total Comprehensive Income	$314	$808

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	409	—	—	409
Repurchased common stock, 35,651 shares	—	(498)	—	—	—	(498)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	134	—	—	—	134
Other comprehensive income	—	—	—	—	399	399

Balance, March 31, 2023	$27	$25,357	$25,048	$(2,608)	$(1,533)	$46,291

Balance, January 1, 2024	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Net income	—	—	317	—	—	317
Repurchased common stock, 50,000 shares	(1)	(667)	—	—	—	(668)
Stock based compensation expense	—	134	—	—	—	134
Other comprehensive loss	—	—	—	—	(3)	(3)

Balance, March 31, 2024	$25	$23,582	$26,875	$(2,463)	$(1,250)	$46,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2024	2023
Cash Flows from Operating Activities
Net income	$317	$409
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	(84)	183
Depreciation and amortization	82	74
Loss on disposal of premises and equipment	—	40
Net accretion of securities premiums and discounts	(165)	(86)
Deferred income tax expense	81	46
Loss (gain) on equity securities	8	(12)
Deferred loan (cost) fees, net	(11)	52
Earnings on bank owned life insurance	(53)	(43)
Stock-based compensation expense	134	134
Increase in accrued interest receivable and other assets	(633)	(257)
(Decrease) increase in accrued expenses and other liabilities	(236)	7

Net Cash (Used in) Provided by Operating Activities	(560)	547

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Maturities, calls, and principal repayments	36,138	20,181
Dividends on equity securities reinvested	(5)	(5)
Redemption of restricted stocks	174	19
Net increase in loans receivable	(11,850)	(8,162)
Purchases of premises and equipment	(18)	(337)

Net Cash Provided by Investing Activities	24,439	11,696

Cash Flows from Financing Activities
Net increase in deposits	15,423	5,942
Repurchased common stock	(668)	(498)
Advances of borrowings	—	6,900
Repayments of borrowings	(4,285)	(6,837)

Net Cash Provided by Financing Activities	10,470	5,507

Increase in cash and cash equivalents	34,349	17,750

Cash and Cash Equivalents, Beginning of Period	32,438	17,204

Cash and Cash Equivalents, End of Period	$66,787	$34,954

Supplementary Cash Flows Information
Interest paid	$2,886	$1,231
Right-of-use lease assets and liabilities	43	—
Income taxes paid	—	—

Supplementary Non-Cash Flows Information
Unrealized (loss) gain on debt securities available-for-sale	$(4)	$505

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

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

Recently Issued, But Not Yet Effective Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024, for public business entities. For entities other than public business entities the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2024	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$22,245	$—	$(1,331)	$20,914
Treasury securities	8,913	3	(12)	8,904
Mortgage-backed securities	80	1	—	81
Collateralized mortgage obligations	2,482	—	(243)	2,239
Total available-for-sale debt securities	$33,720	$4	$(1,586)	$32,138

Equity securities:
Mutual funds (fixed income)				$790

		Gross Unrealized	Gross Unrealized
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$23,244	$—	$(1,384)	$21,860
Treasury securities	43,750	32	—	43,782
Mortgage-backed securities	83	2	—	85
Collateralized mortgage obligations	2,616	—	(228)	2,388
Total available-for-sale debt securities	$69,693	$34	$(1,612)	$68,115

Equity securities:
Mutual funds (fixed income)				$793

The table below indicates the length of time individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$999	$—	$19,915	$(1,331)	$20,914	$(1,331)
Treasury securities	6,911	(12)	—	—	6,911	(12)
Collateralized mortgage obligations	—	—	2,239	(243)	2,239	(243)

Total	$7,910	$(12)	$22,154	$(1,574)	$30,064	$(1,586)

December 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,998	$(1)	$19,862	$(1,383)	$21,860	$(1,384)
Collateralized mortgage obligations	—	—	2,388	(228)	2,388	(228)

Total	$1,998	$(1)	$22,250	$(1,611)	$24,248	$(1,612)

As of March 31, 2024 and December 31, 2023, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of March 31, 2024 and December 31, 2023.

At March 31, 2024, 47 agency bonds, three treasury securities and 33 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of March 31, 2024, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at March 31, 2024, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three months ended March 31, 2024 and 2023. The amortized cost and fair value of debt securities available-for-sale at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$9,672	$9,591	3.82%
Due one year through five years	21,486	20,227	2.82
Due after five years through ten years	—	—	—
Mortgage-backed securities	80	81	5.50
Collateralized mortgage obligations	2,482	2,239	1.93

Total available-for-sale debt securities	$33,720	$32,138	2.09%

At March 31, 2024 and December 31, 2023, the Company had securities with fair values totaling $1,811,000 and $1,878,000, respectively, pledged to secure borrowings.

At March 31, 2024 and December 31, 2023, the Company had securities with fair values totaling $15,097,000 and $15,073,000, respectively, pledged primarily for public fund depositors.

4. Loans Receivable and Allowance for Credit Losses

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.5 million and $1.3 million at March 31, 2024 and December 31, 2023, respectively, from the amortized cost basis of loans.

Major classifications of net loans receivable at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Real estate:
One-to four-family residential	$109,083	$108,534
Commercial	195,140	184,868
Construction	11,378	10,805
Commercial and industrial	16,054	16,552
Consumer and other	6,715	5,836

	338,370	326,595
Deferred loan fees, net	(617)	(702)
Allowance for credit losses	(4,465)	(4,511)

Total loans receivable, net	$333,288	$321,382

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended March 31, 2024 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,267	$—	$—	$(49)	$1,218
Commercial	2,637	—	—	145	2,782
Construction	112	—	—	(8)	104
Commercial and industrial	229	—	2	(30)	201
Consumer and other	71	(6)	2	2	69
Unallocated	195	—	—	(104)	91

Total	$4,511	$(6)	$4	$(44)	$4,465

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended March 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans

	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$(28)	$1,188
Commercial	1,829	75	—	—	122	2,026
Construction	316	(34)	—	—	(42)	240
Commercial and industrial	308	(84)	(75)	1	108	258
Consumer and other	87	3	—	—	19	109
Unallocated	296	(5)	—	—	(22)	269

Total	$3,992	$—	$(75)	$16	$157	$4,090

The following table presents a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Provision for credit losses:
Provision for loans	$(44)	$157
Provision for unfunded commitments	(40)	26

Total provision for credit losses	$(84)	$183

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Nonaccural
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$134	$134
Commercial	1,011	1,011
Commercial and industrial	191	191

Total	$1,336	$1,336

	December 31, 2023
		Nonaccural
	Nonaccrual	With No ALL
Real estate:
One- to four-family residential	$149	$149
Commercial	1,065	1,065
Commercial and industrial	207	207

Total	$1,421	$1,421

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of March 31, 2024 (in thousands):

	March 31, 2024
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$338	$—	$338	$—
Commercial	1,521	—	1,521	114
Construction	—	—	—	—
Commercial and industrial	192	—	192	—
Consumer and other	—	—	—	—

Total	$2,051	$—	$2,051	$114

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of December 31, 2023 (in thousands):

	December 31, 2023
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$355	$—	$355	$—
Commercial	1,577	—	1,577	—
Construction	—	—	—	—
Commercial and industrial	207	—	207	—
Consumer and other	—	—	—	—

Total	$2,139	$—	$2,139	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2024 (in thousands); as well as gross charge-offs (in thousands) for the three months ended March 31, 2024:

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$2,065	$8,235	$17,571	$17,888	$12,123	$39,578	$8,947	$1,290	$107,697
Special Mention	—	—	—	466	—	581	—	—	1,047
Substandard	—	—	—	—	—	339	—	—	339
Total real estate: one- to four-family residential	$2,065	$8,235	$17,571	$18,354	$12,123	$40,498	$8,947	$1,290	$109,083
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$10,148	$44,664	$44,644	$45,330	$20,574	$25,958	$2,036	$—	$193,354
Special Mention	—	—	265	—	—	—	—	—	265
Substandard	—	—	—	—	—	1,521	—	—	1,521
Total real estate: commercial	$10,148	$44,664	$44,909	$45,330	$20,574	$27,479	$2,036	$—	$195,140
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$—	$—	$3,703	$5,000	$83	$120	$2,472	$—	$11,378
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$—	$—	$3,703	$5,000	$83	$120	$2,472	$—	$11,378
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$432	$594	$2,277	$2,362	$653	$247	$9,236	$61	$15,862
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	192	—	—	192
Total commercial and industrial	$432	$594	$2,277	$2,362	$653	$439	$9,236	$61	$16,054
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$600	$—	$2,009	$2,000	$959	$—	$1,147	$—	$6,715
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$600	$—	$2,009	$2,000	$959	$—	$1,147	$—	$6,715
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans, gross
Pass	$13,245	$53,493	$70,204	$72,580	$34,392	$65,903	$23,838	$1,351	$335,006
Special Mention	—	—	265	466	—	581	—	—	1,312
Substandard	—	—	—	—	—	2,052	—	—	2,052
Total loans, gross	$13,245	$53,493	$70,469	$73,046	$34,392	$68,536	$23,838	$1,351	$338,370
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2023 (in thousands); as well as gross charge-offs (in thousands) for the year ended December 31, 2023:

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2024 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$106	$—	$34	$140	$108,943	$109,083	$—
Commercial	510	—	—	510	194,630	195,140	—
Construction	—	—	—	—	11,378	11,378	—
Commercial and industrial	—	—	—	—	16,054	16,054	—
Consumer and other	—	—	—	—	6,715	6,715	—

Total loans, gross	$616	$—	$34	$650	$337,720	$338,370	$—

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

No loans were modified during the three months ended March 31, 2024 and 2023 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three months ended March 31, 2024 and 2023 of modified loans.

At March 31, 2024 and December 31, 2023, there was no other real estate owned. There was no real estate in process of foreclosure as of March 31, 2024 and December 31, 2023.

5. Leases

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

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	March 31,		December 31,
	2024		2023
Right-of-use assets	$864		852
Lease liability	$828		814
Weighted average remaining lease term	12.29	years	12.31	years
Weighted average discount rate	4.79%		4.73%

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2024		2023
Operating lease cost	$25		$26
Short-term lease cost	4		20
Total lease costs	$29		$46

Cash paid for amounts included in the measurement of lease liabilities	$34		$33

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
March 31,
Lease payments due (in thousands):	2024

Nine months ending December 31, 2024	$105
2025	137
2026	85
2027	69
2028	66
Thereafter	647
Total undiscounted cash flows	1,109
Discount	281
Lease Liability	$828

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2024, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at March 31, 2024 and December 31, 2023. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at March 31, 2024 and December 31, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at March 31, 2024 and December 31, 2023.

The Company has an open-ended line of credit (short-term borrowing) of $89,200,000 and $45,630,000 at March 31, 2024 and December 31, 2023, respectively, to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.67% and 5.68% at March 31, 2024 and December 31, 2023 respectively. The Company had no outstanding borrowings under this line of credit at March 31, 2024 and December 31, 2023.

Maximum borrowing capacity with the FHLB was approximately $202,068,000 and $178,468,000 at March 31, 2024 and December 31, 2023, respectively. The Company had three unfunded letters of credit with the FHLB for $13,400,000 at March 31, 2024 and three letters of credit with FHLB that totaled $13,850,000 at December 31, 2023 that were pledged to secure public funds.

Borrowings from the FHLB at March 31, 2024 and December 31, 2023 consist of the following (dollars in thousands):

	March 31,		December 31,
	2024		2023
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2024	$7,500	5.19%	$11,500	5.41%
2025	4,500	5.30	4,500	5.30
2026	3,034	3.13	3,241	3.02
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	13,650	4.00
2032	2,635	1.83	2,713	1.83

Total borrowings	$50,819	3.62%	$55,104	3.77%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Commitments to grant loans	$32,557	$31,481
Unfunded commitments under lines of credit	12,948	12,186
Standby letters of credit	4,402	1,808

Total off-balance sheet financial instruments	$49,907	$45,475

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of March 31, 2024, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated balance sheet or results of operations and cash flows of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of March 31, 2024 and December 31, 2023, there were 14,628 and 13,628 shares available for future awards under this plan, respectively. The shares available for future award includes 11,653 and 10,653 shares available for incentive and non-qualified stock options as of March 31, 2024 and December 31, 2023, respectively, and 2,975 shares available for restricted stock awards as of those same dates. The stock options and restricted shares vest over a five-year period.

Stock option expense was $68,000 and $69,000 for the three month periods ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, total unrecognized compensation cost related to stock options was $1,034,000.

A summary of the Company’s stock option activity and related information for the three month period ended March 31, 2024 was as follows (dollars in thousands, except per share data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2024	267,072	$12.29	8.88	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,000)	13.80	8.80	—

Outstanding, March 31, 2024	266,072	$12.28	8.63	$165
Exercisable, March 31, 2024	53,214	$12.28	8.63	$33

Restricted stock expense was $66,000 and $65,000 for the three month periods ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, the unrecognized compensation expense relating to non-vested stock outstanding was $997,000.

A summary of the Company’s restricted stock activity and related information for the three month period ended March 31, 2024 was as follows:

Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2024	86,493	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2024	86,493	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of March 31, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
March 31, 2024	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,591	14.15%	$25,209	8.00%	$33,087	10.500%	$31,511	10.00%
Tier 1 capital (to risk-weighted assets)	$40,645	12.90%	$18,907	6.00%	$26,784	8.500%	$25,209	8.00%
Common equity (to risk-weighted assets)	$40,645	12.90%	$14,180	4.50%	$22,058	7.000%	$20,482	6.50%
Tier 1 capital (to average assets)	$40,645	9.25%	$17,569	4.00%	N/A	N/A	$21,961	5.00%

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2023	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,168	14.20%	$24,875	8.00%	$32,649	10.500%	$31,094	10.00%
Tier 1 capital (to risk-weighted assets)	$40,276	12.95%	$18,657	6.00%	$26,430	8.500%	$24,875	8.00%
Common equity (to risk-weighted assets)	$40,276	12.95%	$13,992	4.50%	$21,766	7.000%	$20,211	6.50%
Tier 1 capital (to average assets)	$40,276	9.78%	$16,467	4.00%	N/A	N/A	$20,584	5.00%

11. Earnings Per Common Share

The factors used in the earning per common share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Net income	$317	$409

Weighted average common shares outstanding	2,568,090	2,731,251
Less: Average unearned ESOP shares	(188,853)	(199,962)

Weighted average shares outstanding (basic)	2,379,237	2,531,289

Dilutive common stock equivalents	33,287	15,469

Weighted average shares outstanding (diluted)	2,412,524	2,546,758

Basic earnings per common share	$0.13	$0.16
Diluted earnings per common share	$0.13	$0.16

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2024, the fair value consisted of the recorded investment in the collateral dependent loans of $396,000, which was net of a valuation allowance of $114,000. At December 31, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,914	$—	$20,914	$—
Treasury securities	8,904	8,904	—	—
Mortgage-backed securities	81	—	81	—
Collateralized mortgage obligations	2,239	—	2,239	—
Mutual funds	790	790	—	—

Total assets measured at fair value on a recurring basis	$32,928	$9,694	$23,234	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,860	$—	$21,860	$—
Treasury securities	43,782	43,782	—	—
Mortgage-backed securities	85	—	85	—
Collateralized mortgage obligations	2,388	—	2,388	—
Mutual funds	793	793	—	—

Total assets measured at fair value on a recurring basis	$68,908	$44,575	$24,333	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$396	$—	$—	$396

Total assets measured at fair value on a nonrecurring basis	$396	$—	$—	$396

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at March 31, 2024 and December 31, 2023 (dollars in thousands):

March 31, 2024
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$396	Appraisal of collateral	Selling expenses and discounts (1)	22.3% (22.3%)

December 31, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	March 31, 2024		December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$66,787	$66,787	$32,438	$32,438
Debt securities - available-for-sale	1 & 2	32,138	32,138	68,115	68,115
Equity securities	1	790	790	793	793
Restricted stocks	2	2,416	2,416	2,590	2,590
Loans, net	3	333,288	321,326	321,382	319,763
Accrued interest receivable	1	1,545	1,545	1,253	1,253
Bank owned life insurance	2	8,283	8,283	8,230	8,230

Financial liabilities:
Demand deposits, savings, and money market	1	186,594	186,594	187,455	187,455
Certificates of deposit	2	161,795	160,835	145,511	138,418
Borrowings	2	50,819	50,001	55,104	54,428
Accrued interest payable	1	1,011	1,011	914	914

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
Noninterest income in scope of Topic 606	2024	2023
Service charges on deposit accounts	$55	$47
Debit card income	50	50
Other service charges	17	19
Loss on disposal of premises and equipment	—	(40)
Other noninterest income	20	7
Noninterest income (in scope for Topic 606)	142	83
Noninterest income (out of scope for Topic 606)	45	55
Total noninterest income	$187	$138

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying financial statements. You should read the information in this section in conjunction with the business and financial information regarding the Company and Bank provided in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•political instability or civil unrest;
•acts of war or terrorism;
•	acts of public health crises, such as epidemics or pandemics;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $10.7 million, or 2.4%, from $439.7 million at December 31, 2023 to $450.4 million at March 31, 2024 and an increase in our deposits of $15.4 million, or 4.6%, from $333.0 million at December 31, 2023 to $348.4 million at March 31, 2024.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest- earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for credit losses and noninterest expenses. Noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended March 31, 2024, we reported net income of $317,000 compared to net income of $409,000 for the three months ended March 31, 2023. The period over period decrease in earnings of $92,000 was primarily attributable to a decrease in net interest income and an increase in noninterest expenses, partially offset by a decrease in provision for credit losses, an increase in noninterest income and a decrease in income tax expense.

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

The allowance for credit losses (“ACL”) at March 31, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. In addition, management’s estimate of expected credit losses is based on the cash flows over the remaining life of loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets. Total assets increased $10.7 million to $450.4 million at March 31, 2024 from $439.7 million at December 31, 2023. The increase in assets was primarily due to increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in debt securities available-for-sale. Growth in total assets was funded by the increase in deposits while growth in loans and cash equivalents was primarily the results of maturities of short-term treasury securities that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Cash and cash equivalents increased $34.3 million to $66.8 million at March 31, 2024 from $32.4 million at December 31, 2023. Gross loans increased $11.8 million, or 3.6%, to $338.4 million at March 31, 2024 from $326.6 million at December 31, 2023, primarily due to growth in the commercial real estate portfolio. Debt securities available-for-sale decreased $36.0 million to $32.1 million at March 31, 2024 from $68.1 million at December 31, 2023, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $11.9 million, or 3.7%, to $333.3 million at March 31, 2024 from $321.4 million at December 31, 2023 primarily due to the increase in the commercial real estate portfolio. Commercial real estate loans increased $10.3 million, or 5.6%, to $195.1 million at March 31, 2024 from $184.9 million at December 31, 2023. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Consumer and other loans increased $879,000, or 15.1%, to $6.7 million at March 31, 2024 from $5.8 million at December 31, 2023. Construction real estate loans increased $573,000, or 5.3%, to $11.4 million at March 31, 2024 from $10.8 million at December 31, 2023 primarily due to new loans and draws on existing loans. One- to four-family residential loans increased $549,000, or 0.5%, to $109.1 million at March 31, 2024 from $108.5 million at December 31, 2023 primarily due to new loans. Commercial and industrial loans decreased $498,000, or 3.0%, to $16.1 million at March 31, 2024 from $16.6 million at December 31, 2023 primarily due to loan payoffs.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate portfolio. As of March 31, 2024, approximately 74% or $118.1 million of the non-owner occupied commercial real estate loan portfolio was subject to stress testing (loans having exposure under $250,000 and one- to four- family properties are not subject to stress testing). At March 31, 2024, the commercial real estate portfolio has an average Loan-to-Value ratio of 60.0% and a Debt Service Coverage ratio of 1.48 times, exclusive of any sponsor or guarantor support. The commercial real estate portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, office space and hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $9.4 million in non-owner-occupied office space at March 31, 2024. Notably the five loans comprising the office segment are all medical related, which the Bank believes has not suffered the same decline that the general office market has experienced. The office space loan portfolio has an average Loan-to-Value ratio of 72.4% and Debt Service Coverage ratio of 1.50 times, exclusive of any sponsor or guarantor support at March 31, 2024.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $21.4 million (seven hotel properties) at March 31, 2024. At March 31, 2024, the average Loan-to-Value ratio of the Bank’s hospitality portfolio was 50.7% with Debt Service Coverage ratio of 1.88 times, exclusive of any sponsor or guarantor support. The Bank believes guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Cash and cash equivalents increased $34.3 million, or 105.9%, to $66.8 million at March 31, 2024 from $32.4 million at December 31, 2023 due to an increase in cash and due from banks, partially offset by a decrease in fed funds sold. The increase was due to the maturity of $35.0 million of short-term treasury securities and $1.0 million of agency bonds that were not reinvested and utilized for liquidity within cash and cash equivalents.

Debt securities available-for-sale decreased $36.0 million, or 52.8%, to $32.1 million at March 31, 2024 from $68.1 million at December 31, 2023 due to the maturity of $35.0 million of treasury securities and $1.0 million of agency bonds and a $4,000 year to date decrease in the fair market value of debt securities available for sale.

Deposits and borrowings. Total deposits increased $15.4 million, or 4.6%, to $348.4 million at March 31, 2024 from $333.0 million at December 31, 2023. The increase in our deposits reflected a $16.3 million increase in certificates of deposit and a $2.9 million increase in noninterest-bearing demand deposits accounts, partially offset by a $2.0 million decrease in interest-bearing demand deposit accounts, a $1.4 million decrease in money market accounts and a $376,000 decrease in savings accounts, due to customers utilizing their deposits or moving deposits to higher yielding deposit products. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering deposit specials to maintain current certificate of deposit customers, partially offset by a decrease in listing service deposits that were not replaced. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $39.6 million and $43.7 million, or 11.4% and 14.4% of total deposits at March 31, 2024 and December 31, 2023, respectively.

Total borrowings from the FHLB decreased $4.3 million, or 7.8%, to $50.8 million at March 31, 2024 from $55.1 million at December 31, 2023 due to advances that matured during the first quarter of 2024 not being replaced.

Stockholders’ Equity. Stockholders’ equity decreased $220,000, or 0.5%, to $46.8 million at March 31, 2024 from $47.0 million at December 31, 2023. The decrease was due to the repurchase of 50,000 shares of common stock for $668,000, partially offset by net income of $317,000 and stock based compensation expense of $134,000.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

General. Net income decreased $92,000, or 22.5%, to $317,000 for the three months ended March 31, 2024 from $409,000 for the three months ended March 31, 2023. The $92,000 period over period decrease in earnings was attributable to a $1.7 million increase in interest expense and a $33,000 increase in noninterest expense, partially offset by a $1.3 million increase in interest and dividend income, a $267,000 decrease in the provision for credit losses, a $49,000 increase in noninterest income and a $38,000 decrease in income tax expense.

Interest and dividend income. Total interest and dividend income increased $1.3 million, or 28.5%, to $5.6 million for the three months ended March 31, 2024 from $4.4 million for the three months ended March 31, 2023. The increase in interest and dividend income was primarily the result of a 54 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.20% for the three months ended March 31, 2024 from 4.66% for the three months ended March 31, 2023. The increase was also due to a $54.3 million increase period over period in the average balance of interest-earning assets, driven by a $26.7 million increase in average loan balances, a $22.9 million increase in the average balance of cash and cash equivalents, a $4.4 million increase in average balance of debt and equity securities available for sale and a $295,000 increase in the average balance of restricted stocks.

Interest income on loans, including fees, increased $753,000, or 19.8%, to $4.6 million for the three months ended March 31, 2024 as compared to $3.8 million for the three months ended March 31, 2023, reflecting a 48 basis points increase in the average yield on loans to 5.53% for the three months ended March 31, 2024 from 5.05% for the three months ended March 31, 2023 and an increase in the average balance of loans to $331.1 million for the three months ended March 31, 2024 from $304.4 million for the three months ended March 31, 2023. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks increased $128,000, or 69.9%, to $311,000 for the three months ended March 31, 2024 from $183,000 for the three months ended March 31, 2023. The increase in interest income on debt and equity securities of $117,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 was due to a 103 basis points increase in the average yield on debt and equity securities to 2.66% for the three months ended March 31, 2024 from 1.63% for the three months ended March 31, 2023 and an increase in the average balance of debt and equity securities of $4.4 million, or 12.8%, to $39.2 million for the three months ended March 31, 2024 from $34.8 million for the three months ended March 31, 2023. The increase in the average yield on the average balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during the three months ended March 31, 2024. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $11,000 for the three months ended March 31, 2024 from the three months ended March 31, 2023 due to a 89 basis points increase in the average yield on restricted stocks to 8.29% for the three months ended March 31, 2024 from 7.40% for the three months ended March 31, 2023 and due to an increase in the average balance of restricted stocks of $295,000, or 13.2%, to $2.5 million for the three months ended March 31, 2024 from $2.2 million for the three months ended March 31, 2023. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $364,000, or 93.8%, to $752,000 for the three months ended March 31, 2024, from $388,000 for the three months ended March 31, 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $22.9 million, or 60.0%, to $61.1 million for the three months ended March 31, 2024 from $38.2 million for the three months ended March 31, 2023 and an increase in the average yield on cash and cash equivalents of 88 basis points to 4.95% for the three months ended March 31, 2024 from 4.07% for the three months ended March 31, 2023.

Interest expense. Interest expense increased $1.7 million, or 125.2%, to $3.0 million for the three months ended March 31, 2024 20from $1.3 million for the three months ended March 31, 2023 as a result of increases in interest expense on deposits and borrowings in the rising interest rate environment. The increase was due to a 152 basis points increase in the average cost of interest-bearing liabilities from 1.72% for the three months ended March 31, 2023 to 3.24% for the three months ended

March 31, 2024 and an increase in the average balance of interest-bearing liabilities of $59.0 million to $370.5 million for the three months ended March 31, 2024 from $311.5 million for the three months ended March 31, 2023.

Interest expense on deposits increased $1.6 million, or 167.9%, to $2.5 million for the three months ended March 31, 2024 from $928,000 for the three months ended March 31, 2023 as a result of a 172 basis points increase in the average cost of interest-bearing deposits and an increase of $54.1 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 204 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 4.25% for the three months ended March 31, 2024 from 2.21% for the three months ended March 31, 2023. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 129 basis points to 2.13% for the three months ended March 31, 2024 from 0.84% for the three months ended March 31, 2023. The increase in rates was due to the rising interest rate environment and increased competition for deposits. An increase of $40.9 million in the average balance of certificates of deposit to $153.2 million for the three months ended March 31, 2024 from $112.3 million for the three months ended March 31, 2023 was due to promotional specials to increase deposits in the rising rate environment. An increase in the average balance of our transaction accounts by $13.3 million to $164.1 million for the three months ended March 31, 2024 from $150.8 million for the three months ended March 31, 2023 was due to continued strategies to grow deposits through relational banking.

Interest expense on Federal Home Loan Bank borrowings increased $100,000, or 25.3%, to $496,000 for the three months ended March 31, 2024 from $396,000 for the three months ended March 31, 2023. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 47 basis points to 3.75% for the three months ended March 31, 2024 from 3.28% for the three months ended March 31, 2023 as higher cost Federal Home Loan Bank borrowings were incurred to increase liquidity. There was an increase of $4.8 million in the average balance of Federal Home Loan Bank borrowings to $53.2 million for the three months ended March 31, 2024 from $48.3 million for the three months ended March 31, 2023 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net interest income. Net interest income decreased $413,000, or 13.6%, to $2.6 million for the three months ended March 31, 2024 as compared to $3.0 million for the three months ended March 31, 2023. The decrease in net interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increases in interest expense on deposits and borrowings, partially offset by increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale. Average net interest-earning assets decreased by $4.6 million to $63.5 million for the three months ended March 31, 2024 from $68.1 million for the three months ended March 31, 2023. Our net interest margin decreased 82 basis points to 2.44% for the three months ended March 31, 2024 from 3.26% for the three months ended March 31, 2023. Our net interest rate spread decreased 98 basis points to 1.96% for the three months ended March 31, 2024 from 2.94% for the three months ended March 31, 2023.

Provision for credit losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans and reserve for unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the consolidated balance sheet date. In determining the level of the allowance for credit losses, we consider our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current and forecasted economic conditions, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses on a quarterly basis and make provisions for credit losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded an $84,000 reversal of the provision for credit losses for the three months ended March 31, 2024 compared to a $183,000 provision for credit losses for the three months ended March 31, 2023. The reversal of provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments due to the decline in volume of unfunded commitments. The allowance for credit losses on loans was $4.5 million, or 1.32%, of loans outstanding at March 31, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at March 31, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$55	$47	$8	17.0%
(Loss) gain on equity securities	(8)	12	(20)	(166.7)
Bank owned life insurance income	53	43	10	23.3
Debit card income	50	50	—	—
Other service charges	17	19	(2)	(10.5)
Loss on disposal of premises and equipment	—	(40)	40	100.0
Other income	20	7	13	185.7
Total noninterest income	$187	$138	$49	35.5%

Noninterest income increased by $49,000, or 35.5%, to $187,000 for the three months ended March 31, 2024 from $138,000 for the three months ended March 31, 2023. The increase in noninterest income resulted primarily from a loss of $40,000 on disposal of premises and equipment during the first quarter of 2023 as compared to no similar loss in the first quarter of 2024.  In addition, noninterest income increased as a result of an increase in other income of $13,000 and an increase in bank owned life insurance income of $10,000. Other income increased $13,000 primarily due to loan related fee income earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.  Bank owned life insurance income increased $10,000 due to the purchase of additional policies in 2023.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,356	$1,349	$7	0.5%
Occupancy and equipment	175	164	11	6.7
Data and item processing	280	267	13	4.9
Advertising and marketing	51	25	26	104.0
Professional fees	165	180	(15)	(8.3)
Directors’ fees	107	107	—	—
FDIC insurance premiums	49	40	9	22.5
Pennsylvania shares tax	79	77	2	2.6
Debit card expenses	41	35	6	17.1
Other	195	221	(26)	(11.8)
Total noninterest expenses	$2,498	$2,465	$33	1.3%

Noninterest expenses increased $33,000, or 1.3%, to remain at $2.5 million for the three months ended March 31, 2024. The increase in noninterest expenses was primarily the result of increases in advertising and marketing expense of $26,000. Advertising and marketing expense increased $26,000 due to a search engine optimization campaign for $12,000 and increases to media advertising and event sponsorships of $13,000 year over year.

Income tax expense. Income tax expense decreased $38,000, or 30.2%, to $88,000 for the three months ended March 31, 2024 from $126,000 for the three months ended March 31, 2023. The effective tax rates were 21.7% and 23.6% for the three month periods ended March 31, 2024 and 2023, respectively. The decrease in income tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to an decrease in income before income taxes and relatively consistent levels of income not subject to taxes.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$331,069	$4,551	5.53%	$304,396	$3,798	5.05%
Debt and equity securities	39,224	259	2.66%	34,787	142	1.63%
Restricted stocks	2,524	52	8.29%	2,229	41	7.40%
Cash and cash equivalents	61,119	752	4.95%	38,206	388	4.07%
Total interest-earning assets	433,936	5,614	5.20%	379,618	4,369	4.66%
Noninterest-earning assets	9,971			9,200
Total assets	$443,907			$388,818

Interest-bearing liabilities:
Interest-bearing demand deposits	$101,303	523	2.08%	$77,583	111	0.58%
Savings deposits	13,355	9	0.27%	21,250	18	0.35%
Money market deposits	49,443	336	2.73%	51,992	186	1.45%
Certificates of deposit	153,192	1,618	4.25%	112,342	613	2.21%
Total interest-bearing deposits	317,293	2,486	3.15%	263,167	928	1.43%
Long-term borrowings	53,154	496	3.75%	48,325	396	3.28%
Total interest-bearing liabilities	370,447	2,982	3.24%	311,492	1,324	1.72%
Noninterest-bearing demand deposits	22,029			27,775
Other noninterest-bearing liabilities	4,386			3,017
Total liabilities	396,862			342,284
Stockholders' equity	47,045			46,534
Total liabilities and stockholders' equity	$443,907			$388,818
Net interest income		$2,632			$3,045
Net interest rate spread (1)			1.96%			2.94%
Net interest-earning assets (2)	$63,489			$68,126
Net interest margin (3)			2.44%			3.26%
Average interest-earning assets to interest-bearing liabilities	117.14%			121.87%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$335	$418	$753
Debt and equity securities	18	99	117
Restricted stocks	5	6	11
Cash and cash equivalents	232	132	364
Total interest-earning assets	590	655	1,245

Interest-bearing liabilities:
Interest-bearing demand deposits	34	378	412
Savings deposits	(7)	(2)	(9)
Money market deposits	(9)	159	150
Certificates of deposit	224	781	1,005
Total deposits	242	1,316	1,558
Borrowings	39	61	100
Total interest-bearing liabilities	281	1,377	1,658
Change in net interest income	$309	$(722)	$(413)

Non-Performing Assets and Allowance for Credit Losses

Non-performing loans. Non-performing loans are reviewed on a weekly basis by management and again by our credit committee on a monthly basis.  Nonaccrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on nonaccrual status unless the loan is well secured and in the process of collection. When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at March 31, 2024 or as of December 31, 2023.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family residential	$134	$149
Commercial	1,011	1,065
Construction	—	—
Commercial and industrial	191	207
Consumer and other	—	—
Total nonaccrual loans	1,336	1,421

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,336	$1,421
Foreclosed assets	—	—
Total non-performing assets	$1,336	$1,421

Total non-performing loans to total loans	0.39%	0.44%
Total nonaccrual loans to total loans	0.39%	0.44%
Total non-performing assets to total assets	0.30%	0.32%

Non-performing loans were $1.3 million, or 0.39% of total loans, at March 31, 2024 and $1.4 million, or 0.44% of total loans, at December 31, 2023. During the three months ended March 31, 2024, payments on nonaccrual loans resulted in the decrease in nonaccrual loans.

Allowance for credit losses. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,511	$3,992
Provision for credit losses	(44)	157
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	(75)
Consumer and other	(6)	—
Total charge-offs	(6)	(75)

Recoveries:
Real estate:
One- to four-family residential	—	15
Commercial	—	—
Construction	—	—
Commercial and industrial	2	1
Consumer and other	2	—
Total recoveries	4	16

Net charge-offs	(2)	(59)

Allowance for credit losses at end of period	$4,465	$4,090

Allowance to nonaccrual loans	334.21%	496.36%
Allowance to total loans outstanding at the end of the period	1.32%	1.30%
Net charge-offs to average loans outstanding during the period (annualized)	—%	0.08%

The provision for credit losses decreased $267,000, or 145.9%, to ($84,000) for the three months ended March 31, 2024 from a provision of $183,000 for the three months ended March 31, 2023. The reversal of the provision for credit losses in the first quarter of 2024 was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments due to the decline in volume of unfunded commitments. An additional partial charge-off of a previously written down commercial and industrial loan for $75,000 was taken in the three months ended March 31, 2023. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has increased at March 31, 2024. The allowance to total loans outstanding was 1.32% at March 31, 2024, decreasing from 1.38% at December 31, 2023.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At March 31, 2024, we had the ability to borrow approximately $202.1 million from the Federal Home Loan Bank of Pittsburgh, of which $50.8 million had been advanced in addition to $13.4 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at March 31, 2024, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the three months ended March 31, 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the three months ended March 31, 2024 and 2023, our liquidity ratio averaged 18.0% and 12.0%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $66.8 million. Debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.1 million at March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2024, totaled $141.6 million, or 87.5% of our certificates of deposit, and 40.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At March 31, 2024, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2024, we had outstanding commitments to originate loans of $32.6 million, unused lines of credit totaling $12.9 million and $4.4 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $141.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the quarter ended March 31, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2024:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	January 1 through January 31, 2024	15,000	$12.91	220,398	57,327
	February 1 through February 29, 2024	20,000	13.92	240,398	37,327
	March 1 through March 31, 2024	15,000	13.04	255,398	22,327
	Total	50,000	$13.35	255,398	22,327

(1)	On August 5, 2023, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program was extended by the Board of Directors on August 28, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: May 15, 2024

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)