Form 10-Q
period 2024-06-30
PB Bankshares, Inc.
filed 2024-08-14
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As Common Stock, $0.01 par value – 2,549,140 shares outstanding as of August 12, 2024.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,
	2024	December 31,
	(Unaudited)	2023
Assets
Cash and due from banks	$38,878	$18,256
Federal funds sold	15,853	14,182

Cash and cash equivalents	54,731	32,438

Debt securities available-for-sale, at fair value	36,068	68,115
Equity securities, at fair value	792	793
Restricted stocks, at cost	2,515	2,590
Loans receivable, net of allowance for credit losses of $4,500 at June 30, 2024 and $4,511 at December 31, 2023	339,999	321,382
Premises and equipment, net	1,971	2,057
Deferred income taxes, net	1,708	1,732
Accrued interest receivable	1,632	1,253
Bank owned life insurance	8,337	8,230
Other assets	1,292	1,158

Total Assets	$449,045	$439,748

Liabilities and Stockholders' Equity

Liabilities
Deposits	$346,960	$332,966
Borrowings	50,534	55,104
Accrued expenses and other liabilities	4,951	4,689

Total Liabilities	402,445	392,759

Commitments and contingencies - see notes 9 and 10

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,629,967 (including 89,468 unvested restricted shares) and 2,679,967 (including 86,493 unvested restricted shares) issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25	26
Additional paid-in capital	22,873	24,115
Retained earnings	27,245	26,558
Unearned ESOP shares, 188,853 shares at June 30, 2024 and December 31, 2023	(2,463)	(2,463)
Accumulated other comprehensive loss	(1,080)	(1,247)

Total Stockholders' Equity	46,600	46,989

Total Liabilities and Stockholders' Equity	$449,045	$439,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Loans, including fees	$4,856	$4,355	$9,407	$8,153
Securities	267	218	578	401
Other	808	474	1,560	862
Total Interest and Dividend Income	5,931	5,047	11,545	9,416

Interest Expense
Deposits	2,680	1,388	5,166	2,316
Borrowings	465	437	961	833
Total Interest Expense	3,145	1,825	6,127	3,149

Net interest income	2,786	3,222	5,418	6,267

Provision for Credit Losses	17	247	(67)	430

Net interest income after provision for credit losses	2,769	2,975	5,485	5,837

Noninterest Income
Service charges on deposit accounts	42	44	97	91
Loss on equity securities	(4)	(12)	(12)	—
Bank owned life insurance income	54	48	107	91
Debit card income	53	56	103	106
Other service charges	20	48	37	67
Loss on disposal of premises and equipment	—	—	—	(40)
Other income	25	75	45	82
Total Noninterest Income	190	259	377	397

Noninterest Expenses
Salaries and employee benefits	1,326	1,342	2,682	2,691
Occupancy and equipment	158	177	333	341
Data and item processing	300	263	580	530
Advertising and marketing	39	73	90	98
Professional fees	193	165	358	345
Directors’ fees	107	108	214	215
FDIC insurance premiums	70	52	119	92
Pennsylvania shares tax	73	72	152	149
Debit card expenses	39	39	80	74
Other	182	202	377	423
Total Noninterest Expenses	2,487	2,493	4,985	4,958

Income before income tax expense	472	741	877	1,276

Income Tax Expense	102	153	190	279

Net Income	$370	$588	$687	$997
Earnings per common share - basic	$0.16	$0.24	$0.29	$0.40
Earnings per common share - diluted	$0.16	$0.23	$0.29	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Income	$370	$588	$687	$997

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	215	(300)	211	204
Tax effect	(45)	63	(44)	(42)

Other comprehensive income (loss)	170	(237)	167	162

Total Comprehensive Income	$540	$351	$854	$1,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and six months ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, April 1, 2023	$27	$25,357	$25,048	$(2,608)	$(1,533)	$46,291

Net income	—	—	588	—	—	588
Repurchased common stock, 46,303 shares	—	(599)	—	—	—	(599)
Stock based compensation expense	—	134	—	—	—	134
Other comprehensive loss	—	—	—	—	(237)	(237)

Balance, June 30, 2023	$27	$24,892	$25,636	$(2,608)	$(1,770)	$46,177

Balance, April 1, 2024	$25	$23,582	$26,875	$(2,463)	$(1,250)	$46,769

Net income	—	—	370	—	—	370
Repurchased common stock, 65,827 shares	—	(844)	—	—	—	(844)
Stock based compensation expense	—	135	—	—	—	135
Other comprehensive income	—	—	—	—	170	170

Balance, June 30, 2024	$25	$22,873	$27,245	$(2,463)	$(1,080)	$46,600

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	997	—	—	997
Repurchased common stock, 81,954 shares	—	(1,097)	—	—	—	(1,097)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	268	—	—	—	268
Other comprehensive income	—	—	—	—	162	162

Balance, June 30, 2023	$27	$24,892	$25,636	$(2,608)	$(1,770)	$46,177

Balance, January 1, 2024	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Net income	—	—	687	—	—	687
Repurchased common stock, 115,827 shares	(1)	(1,512)	—	—	—	(1,513)
Stock based compensation expense	—	270	—	—	—	270
Other comprehensive income	—	—	—	—	167	167

Balance, June 30, 2024	$25	$22,873	$27,245	$(2,463)	$(1,080)	$46,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,

	2024	2023
Cash Flows from Operating Activities
Net income	$687	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(67)	430
Depreciation and amortization	170	156
Loss on disposal of premises and equipment	—	40
Net accretion of securities premiums and discounts	(297)	(196)
Deferred income tax benefit	(20)	(83)
Loss on equity securities	12	—
Deferred loan (cost) fees, net	(28)	74
Earnings on bank owned life insurance	(107)	(91)
Stock-based compensation expense	270	268
Increase in accrued interest receivable and other assets	(527)	(256)
Increase in accrued expenses and other liabilities	272	301

Net Cash Provided by Operating Activities	365	1,640

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(11,752)	(12,748)
Maturities, calls, and principal repayments	44,307	30,367
Dividends on equity securities reinvested	(11)	(9)
Redemption (purchase) of restricted stocks	75	(153)
Purchase of additional Bank Owned Life Insurance (BOLI)	—	(550)
Net increase in loans receivable	(18,575)	(16,974)
Purchases of premises and equipment	(27)	(556)

Net Cash Provided by (Used in) Investing Activities	14,017	(623)

Cash Flows from Financing Activities
Net increase in deposits	13,994	22,596
Repurchased common stock	(1,513)	(1,097)
Advances of borrowings	—	9,900
Repayments of borrowings	(4,570)	(7,119)

Net Cash Provided by Financing Activities	7,911	24,280

Increase in cash and cash equivalents	22,293	25,297

Cash and Cash Equivalents, Beginning of Period	32,438	17,204

Cash and Cash Equivalents, End of Period	$54,731	$42,501

Supplementary Cash Flows Information
Interest paid	$5,914	$2,916
Right-of-use lease assets and liabilities	43	—
Income taxes paid	140	320

Supplementary Non-Cash Flows Information
Unrealized gain on debt securities available-for-sale	$211	$204

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

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

While management uses available information to recognize expected estimated losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and underlying collateral values, if any. In addition, the FDIC and PADOB, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. These agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
June 30, 2024	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,246	$—	$(1,146)	$20,100
Treasury securities	13,796	1	(2)	13,795
Mortgage-backed securities	69	—	—	69
Collateralized mortgage obligations	2,324	—	(220)	2,104
Total available-for-sale debt securities	$37,435	$1	$(1,368)	$36,068

Equity securities:
Mutual funds (fixed income)				$792

		Gross Unrealized	Gross Unrealized
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$23,244	$—	$(1,384)	$21,860
Treasury securities	43,750	32	—	43,782
Mortgage-backed securities	83	2	—	85
Collateralized mortgage obligations	2,616	—	(228)	2,388
Total available-for-sale debt securities	$69,693	$34	$(1,612)	$68,115

Equity securities:
Mutual funds (fixed income)				$793

The tables below indicate the length of time individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$20,100	$(1,146)	$20,100	$(1,146)
Treasury securities	5,952	(2)	—	—	5,952	(2)
Collateralized mortgage obligations	—	—	2,104	(220)	2,104	(220)

Total	$5,952	$(2)	$22,204	$(1,366)	$28,156	$(1,368)

December 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,998	$(1)	$19,862	$(1,383)	$21,860	$(1,384)
Collateralized mortgage obligations	—	—	2,388	(228)	2,388	(228)

Total	$1,998	$(1)	$22,250	$(1,611)	$24,248	$(1,612)

As of June 30, 2024 and December 31, 2023, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of June 30, 2024 and December 31, 2023.

At June 30, 2024, 47 agency bonds, two treasury securities and 36 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of June 30, 2024, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at June 30, 2024, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three and six months ended June 30, 2024 and 2023. The amortized cost and fair value of debt securities available-for-sale at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$13,845	$13,692	3.59%
Due one year through five years	21,197	20,203	2.46
Due after five years through ten years	—	—	—
Mortgage-backed securities	69	69	5.69
Collateralized mortgage obligations	2,324	2,104	1.95

Total available-for-sale debt securities	$37,435	$36,068	2.38%

At June 30, 2024 and December 31, 2023, the Company had securities with fair values totaling $1,864,000 and $1,878,000, respectively, pledged to secure borrowings.

At June 30, 2024 and December 31, 2023, the Company had securities with fair values totaling $22,034,000 and $15,073,000, respectively, pledged primarily for public fund depositors.

At June 30, 2024 and December 31, 2023, the Company had accrued interest receivable on available for sale debt securities totaling $171,000 and $46,000, respectively.

4. Loans Receivable and Allowance for Credit Losses

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.6 million and $1.3 million at June 30, 2024 and December 31, 2023, respectively, from the amortized cost basis of loans.

Major classifications of net loans receivable at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Real estate:
One-to four-family residential	$106,952	$108,534
Commercial	200,972	184,868
Construction	7,895	10,805
Commercial and industrial	19,133	16,552
Consumer and other	10,146	5,836

	345,098	326,595
Deferred loan fees, net	(599)	(702)
Allowance for credit losses	(4,500)	(4,511)

Total loans receivable, net	$339,999	$321,382

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended June 30, 2024 (in thousands):

	Allowance for Credit Losses - Loans
				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,218	$—	$—	$(19)	$1,199
Commercial	2,782	—	—	56	2,838
Construction	104	—	—	(35)	69
Commercial and industrial	201	—	1	45	247
Consumer and other	69	—	4	32	105
Unallocated	91	—	—	(49)	42

	$4,465	$—	$5	$30	$4,500

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans
	Beginning			Provisions	Ending
	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Real Estate:
One- to four-family residential	$1,188	$—	$—	$45	$1,233
Commercial	2,026	—	—	328	2,354
Construction	240	—	—	(102)	138
Commercial and industrial	258	(69)	1	19	209
Consumer and other	109	—	—	3	112
Unallocated	269	—	—	(1)	268

	$4,090	$(69)	$1	$292	$4,314

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the six months ended June 30, 2024 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,267	$—	$—	$(68)	$1,199
Commercial	2,637	—	—	201	2,838
Construction	112	—	—	(43)	69
Commercial and industrial	229	—	3	15	247
Consumer and other	71	(6)	6	34	105
Unallocated	195	—	—	(153)	42

Total	$4,511	$(6)	$9	$(14)	$4,500

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the six months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans

	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$17	$1,233
Commercial	1,829	75	—	—	450	2,354
Construction	316	(34)	—	—	(144)	138
Commercial and industrial	308	(84)	(144)	2	127	209
Consumer and other	87	3	—	—	22	112
Unallocated	296	(5)	—	—	(23)	268

Total	$3,992	$—	$(144)	$17	$449	$4,314

The following tables present a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Provision for credit losses:
Provision for loans	$30	$292
Provision for unfunded commitments	(13)	(45)

Total provision for credit losses	$17	$247

	Six Months Ended June 30,
	2024	2023
Provision for credit losses:
Provision for loans	$(14)	$449
Recovery for unfunded commitments	(53)	(19)

Total provision for credit losses	$(67)	$430

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$116	$116
Commercial	981	981
Commercial and industrial	175	175

Total	$1,272	$1,272

	December 31, 2023
		Nonaccrual
	Nonaccrual	With No ALL
Real estate:
One- to four-family residential	$149	$149
Commercial	1,065	1,065
Commercial and industrial	207	207

Total	$1,421	$1,421

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of June 30, 2024 (in thousands):

	June 30, 2024
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$320	$—	$320	$—
Commercial	1,483	—	1,483	106
Construction	—	—	—	—
Commercial and industrial	175	—	175	—
Consumer and other	—	—	—	—

Total	$1,978	$—	$1,978	$106

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 (in thousands); as well as gross charge-offs (in thousands) for the six months ended June 30, 2024:

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$2,980	$8,187	$17,130	$17,521	$11,999	$38,272	$9,185	$1,180	$106,454
Special Mention	—	—	—	—	—	178	—	—	178
Substandard	—	—	—	—	—	320	—	—	320
Total real estate: one- to four-family residential	$2,980	$8,187	$17,130	$17,521	$11,999	$38,770	$9,185	$1,180	$106,952
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$15,804	$44,389	$43,392	$44,885	$20,057	$25,621	$4,742	$—	$198,890
Special Mention	—	—	259	—	340	—	—	—	599
Substandard	—	—	—	—	—	1,483	—	—	1,483
Total real estate: commercial	$15,804	$44,389	$43,651	$44,885	$20,397	$27,104	$4,742	$—	$200,972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$480	$—	$2,572	$4,375	$82	$—	$386	$—	$7,895
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$480	$—	$2,572	$4,375	$82	$—	$386	$—	$7,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$2,211	$571	$2,169	$2,236	$597	$237	$10,637	$60	$18,718
Special Mention	—	—	—	—	—	—	240	—	240
Substandard	—	—	—	—	—	175	—	—	175
Total commercial and industrial	$2,211	$571	$2,169	$2,236	$597	$412	$10,877	$60	$19,133
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$383	$—	$2,008	$2,000	$948	$—	$4,807	$—	$10,146
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$383	$—	$2,008	$2,000	$948	$—	$4,807	$—	$10,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(6)	$—	$(6)

Total loans, gross
Pass	$21,858	$53,147	$67,271	$71,017	$33,683	$64,130	$29,757	$1,240	$342,103
Special Mention	—	—	259	—	340	178	240	—	1,017
Substandard	—	—	—	—	—	1,978	—	—	1,978
Total loans, gross	$21,858	$53,147	$67,530	$71,017	$34,023	$66,286	$29,997	$1,240	$345,098
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(6)	$—	$(6)

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2024 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$—	$—	$29	$29	$106,923	$106,952	$—
Commercial	910	—	—	910	200,062	200,972	—
Construction	—	—	—	—	7,895	7,895	—
Commercial and industrial	—	—	—	—	19,133	19,133	—
Consumer and other	—	—	—	—	10,146	10,146	—

Total loans, gross	$910	$—	$29	$939	$344,159	$345,098	$—

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

No loans were modified during the three or six months ended June 30, 2024 and 2023 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three or six months ended June 30, 2024 and 2023 of modified loans.

At June 30, 2024 and December 31, 2023, there was no other real estate owned. There was no real estate in process of foreclosure as of June 30, 2024 and December 31, 2023.

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

The following tables present information about the Company’s leases as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	June 30,		December 31,
	2024		2023
Right-of-use assets	$838		852
Lease liabilities	$803		814
Weighted average remaining lease term	12.23	years	12.31	years
Weighted average discount rate	4.83%		4.73%

	Three Months		Three Months		Six Months	Six Months
	Ended		Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
	2024		2023		2024	2023
Operating lease cost	$26		$24		$51	$48
Short-term lease cost	0		20		4	41
Total lease costs	$26		$44		$55	$89

Cash paid for amounts included in the measurement of lease liabilities	$35		$33		$69	$66

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
June 30,
Lease payments due (in thousands):	2024

Six months ending December 31, 2024	$70
2025	137
2026	85
2027	69
2028	66
Thereafter	647
Total undiscounted cash flows	1,074
Discount	271
Lease Liability	$803

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2025, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at June 30, 2024 and December 31, 2023. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at June 30, 2024 and December 31, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at June 30, 2024 and December 31, 2023.

The Company has an open-ended line of credit (short-term borrowing) of $89,200,000 and $45,630,000 at June 30, 2024 and December 31, 2023, respectively, to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.67% and 5.68% at June 30, 2024 and December 31, 2023 respectively. The Company had no outstanding borrowings under this line of credit at June 30, 2024 and December 31, 2023.

Maximum borrowing capacity with the FHLB was approximately $199,549,000 and $178,468,000 at June 30, 2024 and December 31, 2023, respectively. The Company had three unfunded letters of credit with the FHLB totaling $10,000,000 at June 30, 2024 and three letters of credit with FHLB that totaled $13,850,000 at December 31, 2023 that were pledged to secure public funds.

Borrowings from the FHLB at June 30, 2024 and December 31, 2023 consist of the following (dollars in thousands):

	June 30,		December 31,
	2024		2023
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2024	$7,500	5.19%	$11,500	5.41%
2025	4,500	5.30	4,500	5.30
2026	2,827	3.26	3,241	3.02
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	13,650	4.00
2032	2,557	1.83	2,713	1.83

Total borrowings	$50,534	3.64%	$55,104	3.77%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Commitments to grant loans	$26,226	$31,481
Unfunded commitments under lines of credit	13,355	12,186
Standby letters of credit	4,890	1,808

Total off-balance sheet financial instruments	$44,471	$45,475

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of June 30, 2024, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated balance sheet or results of operations and cash flows of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of June 30, 2024 and December 31, 2023, there were -0- and 13,628 shares available for future awards under this plan, respectively. The shares available for future award includes -0- and 10,653 shares available for incentive and non-qualified stock options as of June 30, 2024 and December 31, 2023, respectively, and -0- and 2,975 shares available for restricted stock awards as of those same dates, respectively. The stock options and restricted shares vest over a five-year period.

Stock option expense was $67,000 and $137,000 for the three and six month periods ended June 30, 2024 and $68,000 and $137,000 for the same periods ended June 30, 2023, respectively. At June 30, 2024, total unrecognized compensation cost related to stock options was $1,161,000.

A summary of the Company’s stock option activity and related information for the three and six month periods ended June 30, 2024 was as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2024
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, April 1, 2024	266,072	$12.28	8.63
Granted	11,653	12.20	10.00
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, June 30, 2024	277,725	$12.28	8.44	$515
Exercisable, June 30, 2024	53,214	$12.28	8.38	$98

	Six Months Ended June 30, 2024
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2024	267,072	$12.29	8.88	$
Granted	11,653	12.20	10.00
Exercised	—	—	—
Forfeited	(1,000)	13.80	8.80

Outstanding, June 30, 2024	277,725	$12.28	8.44	$515
Exercisable, June 30, 2024	53,214	$12.28	8.38	$98

During the second quarter of 2024, we granted 11,653 shares of stock options at an exercise price of $12.20 that become exercisable ratably over five years (20.0% per year). The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that might otherwise have a significant effect on the value of stock options granted that are not considered by the model. The assumptions used to value options granted in 2024 are as follows: 31.76% volatility, 7.5 years of expected life, 0.0% dividend yield and a risk-free rate of 4.66%.

Restricted stock expense was $67,000 and $133,000 for the three and six month periods ended June 30, 2024 and $66,000 and $131,000 for the same periods ended June 30, 2023, respectively. At June 30, 2024, the unrecognized compensation expense relating to non-vested stock outstanding was $1,264,000.

A summary of the Company’s restricted stock activity and related information for the three and six month periods ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, April 1, 2024	86,493	$12.28
Granted	2,975	12.20
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2024	89,468	$12.28

	Six Months Ended June 30, 2024
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2024	86,493	$12.28
Granted	2,975	12.20
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2024	89,468	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of June 30, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
June 30, 2024	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$45,178	13.96%	$25,889	8.00%	$33,979	10.500%	$32,361	10.00%
Tier 1 capital (to risk-weighted assets)	$41,127	12.71%	$19,417	6.00%	$27,507	8.500%	$25,889	8.00%
Common equity (to risk-weighted assets)	$41,127	12.71%	$14,562	4.50%	$22,653	7.000%	$21,035	6.50%
Tier 1 capital (to average assets)	$41,127	9.20%	$17,884	4.00%	N/A	N/A	$22,355	5.00%

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2023	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,168	14.20%	$24,875	8.00%	$32,649	10.500%	$31,094	10.00%
Tier 1 capital (to risk-weighted assets)	$40,276	12.95%	$18,657	6.00%	$26,430	8.500%	$24,875	8.00%
Common equity (to risk-weighted assets)	$40,276	12.95%	$13,992	4.50%	$21,766	7.000%	$20,211	6.50%
Tier 1 capital (to average assets)	$40,276	9.78%	$16,467	4.00%	N/A	N/A	$20,584	5.00%

11. Earnings Per Common Share

The factors used in the earning per common share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income	$370	$588	$687	$997

Weighted average common shares outstanding	2,508,297	2,688,570	2,538,193	2,709,793
Less: Average unearned ESOP shares	(188,853)	(199,962)	(188,853)	(199,962)

Weighted average shares outstanding (basic)	2,319,444	2,488,608	2,349,340	2,509,831

Dilutive common stock equivalents	35,884	14,369	34,582	14,951

Weighted average shares outstanding (diluted)	2,355,328	2,502,977	2,383,922	2,524,782

Basic earnings per common share	$0.16	$0.24	$0.29	$0.40
Diluted earnings per common share	$0.16	$0.23	$0.29	$0.39

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At June 30, 2024, the fair value consisted of the recorded investment in the collateral dependent loans of $396,000, which was net of a valuation allowance of $106,000. At December 31, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,100	$—	$20,100	$—
Treasury securities	13,795	13,795	—	—
Mortgage-backed securities	69	—	69	—
Collateralized mortgage obligations	2,104	—	2,104	—
Mutual funds	792	792	—	—

Total assets measured at fair value on a recurring basis	$36,860	$14,587	$22,273	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,860	$—	$21,860	$—
Treasury securities	43,782	43,782	—	—
Mortgage-backed securities	85	—	85	—
Collateralized mortgage obligations	2,388	—	2,388	—
Mutual funds	793	793	—	—

Total assets measured at fair value on a recurring basis	$68,908	$44,575	$24,333	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$396	$—	$—	$396

Total assets measured at fair value on a nonrecurring basis	$396	$—	$—	$396

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at June 30, 2024 and December 31, 2023 (dollars in thousands):

June 30, 2024
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$396	Appraisal of collateral	Selling expenses and discounts (1)	21.1% (21.1%)

December 31, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	June 30, 2024		December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$54,731	$54,731	$32,438	$32,438
Debt securities - available-for-sale	1 & 2	36,068	36,068	68,115	68,115
Equity securities	1	792	792	793	793
Restricted stocks	2	2,515	2,515	2,590	2,590
Loans, net	3	339,999	326,579	321,382	319,763
Accrued interest receivable	1	1,632	1,632	1,253	1,253
Bank owned life insurance	2	8,337	8,337	8,230	8,230

Financial liabilities:
Demand deposits, savings, and money market	1	186,929	186,929	187,455	187,455
Certificates of deposit	2	160,031	159,354	145,511	138,418
Borrowings	2	50,534	49,715	55,104	54,428
Accrued interest payable	1	1,127	1,127	914	914

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Noninterest income in scope of Topic 606	2024	2023	2024	2023
Service charges on deposit accounts	$42	$44	$97	$91
Debit card income	53	56	103	106
Other service charges	20	48	37	67
Loss on disposal of premises and equipment	—	—	—	(40)
Other noninterest income	25	75	45	82
Noninterest income (in scope for Topic 606)	140	223	282	306
Noninterest income (out of scope for Topic 606)	50	36	95	91
Total noninterest income	$190	$259	$377	$397

Contract Balances

As of June 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.

Contract Acquisition Costs

As of June 30, 2024 and December 31, 2023, the Company did not have any significant contract acquisition costs.

14. Subsequent Event

On July 25, 2024, the Bank entered into an agreement of sale for the Oxford branch for approximately $626,000. The recorded net book value was approximately $134,000 on June 30, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•our ability to prevent or mitigate fraudulent activity;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•political instability or civil unrest;
•acts of war or terrorism;
•	acts of public health crises, such as epidemics or pandemics;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $9.3 million, or 2.1%, from $439.7 million at December 31, 2023 to $449.0 million at June 30, 2024 and an increase in our deposits of $14.0 million, or 4.2%, from $333.0 million at December 31, 2023 to $347.0 million at June 30, 2024.

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

For the three months ended June 30, 2024, we reported net income of $370,000 compared to net income of $588,000 for the three months ended June 30, 2023. The period over period decrease in earnings of $218,000 was attributable to decreases in net interest income and noninterest income, partially offset by decreases in provision for credit losses, noninterest expense and income tax expense.

For the six months ended June 30, 2024, we reported net income of $687,000 compared to net income of $997,000 for the six months ended June 30, 2023. The period over period decrease in earnings of $310,000 was attributable to decreases in net interest income and noninterest income, an increase in noninterest expense, partially offset by decreases in provision for credit losses and income tax expense.

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

The allowance for credit losses (“ACL”) at June 30, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets. Total assets increased $9.3 million to $449.0 million at June 30, 2024 from $439.7 million at December 31, 2023. The increase in assets was primarily due to increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in debt securities available-for-sale. Growth in total assets was funded by the increase in deposits while growth in loans and cash and cash equivalents was primarily the result of maturities of short-term treasury securities that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Cash and cash equivalents increased $22.3 million to $54.7 million at June 30, 2024 from $32.4 million at December 31, 2023. Gross loans increased $18.5 million, or 5.7%, to $345.1 million at June 30, 2024 from $326.6 million at December 31, 2023, primarily due to growth in the commercial real estate portfolio. Debt securities available-for-sale decreased $32.0 million to $36.1 million at June 30, 2024 from $68.1 million at December 31, 2023, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $18.6 million, or 5.8%, to $340.0 million at June 30, 2024 from $321.4 million at December 31, 2023 primarily due to the increase in the commercial real estate portfolio. Commercial real estate loans increased $16.1 million, or 8.7%, to $201.0 million at June 30, 2024 from $184.9 million at December 31, 2023. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to diversify our balance sheet. Consumer and other loans increased $4.3 million, or 73.9%, to $10.1 million at June 30, 2024 from $5.8 million at December 31, 2023 primarily due to a draw under an existing facility. Commercial and industrial loans increased $2.6 million, or 15.6%, to $19.1 million at June 30, 2024 from $16.6 million at December 31, 2023 primarily due to new loan activity. Construction real estate loans decreased $2.9 million, or 26.9%, to $7.9 million at June 30, 2024 from $10.8 million at December 31, 2023 primarily due to construction completion and conversion to commercial real estate loans. One- to four-family residential loans decreased $1.6 million, or 1.5%, to $107.0 million at June 30, 2024 from $108.5 million at December 31, 2023 primarily due to principal loan payments.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate portfolio. As of June 30, 2024, approximately 84.7% or $121.1 million of the non-owner occupied commercial real estate loan portfolio was subject to stress testing (loans having exposure under $500,000 and one- to four- family properties are not subject to stress testing). At June 30, 2024, the commercial real estate portfolio has an average Loan-to-Value ratio of 59.8% and a Debt Service Coverage ratio of 1.47 times, exclusive of any sponsor or guarantor support. The commercial real estate portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, office space and hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $9.3 million in non-owner-occupied office space at June 30, 2024. Notably the five loans comprising the office segment are all medical related, which the Bank believes has not suffered the same decline that the general office market has experienced. The office space loan portfolio has an average Loan-to-Value ratio of 71.9% and Debt Service Coverage ratio of 1.50 times, exclusive of any sponsor or guarantor support at June 30, 2024.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $20.5 million (six hotel properties) at June 30, 2024. At June 30, 2024, the average Loan-to-Value ratio of the Bank’s hospitality portfolio was 51.2% with Debt Service Coverage ratio of 2.04 times, exclusive of any sponsor or guarantor support. The Bank believes guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Cash and cash equivalents increased $22.3 million, or 68.7%, to $54.7 million at June 30, 2024 from $32.4 million at December 31, 2023 due to increases in cash and due from banks and fed funds sold. The increase was due to the maturity of $44.7 million of debt securities available-for-sale with $12.0 million that were reinvested and the remainder utilized for liquidity within cash and cash equivalents or to fund loan growth.

Debt securities available-for-sale decreased $32.0 million, or 47.0%, to $36.1 million at June 30, 2024 from $68.1 million at December 31, 2023 due to the maturity of $42.0 million of treasury securities, $2.0 million of agency bonds and $750,000 of mortgage-backed securities, partially offset by purchases of $12.0 million of treasury securities and a $211,000 year to date increase in the fair market value of debt securities available for sale.

Deposits and borrowings. Total deposits increased $14.0 million, or 4.2%, to $347.0 million at June 30, 2024 from $333.0 million at December 31, 2023. The increase in our deposits reflected a $14.5 million increase in certificates of deposit and a $4.1 million increase in noninterest-bearing demand deposits accounts, partially offset by a $1.8 million decrease in interest-bearing demand deposit accounts, a $1.7 million decrease in money market accounts and a $1.2 million decrease in savings accounts, due to customers utilizing their deposits or moving deposits to higher yielding deposit products. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering deposit specials to maintain current certificate of deposit customers, partially offset by a decrease in listing service deposits that were not replaced. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $37.9 million and $43.7 million, or 10.9% and 14.4% of total deposits at June 30, 2024 and December 31, 2023, respectively.

Total borrowings from the FHLB decreased $4.6 million, or 8.3%, to $50.5 million at June 30, 2024 from $55.1 million at December 31, 2023 due to advances that matured during the first quarter of 2024 not being replaced.

Stockholders’ Equity. Stockholders’ equity decreased $389,000, or 0.8%, to $46.6 million at June 30, 2024 from $47.0 million at December 31, 2023. The decrease was due to the repurchase of 115,827 shares of common stock for $1.5 million, partially offset by net income of $687,000 and other comprehensive income of $167,000.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023

General. Net income decreased $218,000, or 37.1%, to $370,000 for the three months ended June 30, 2024 from $588,000 for the three months ended June 30, 2023. The $218,000 period over period decrease in earnings was attributable to a $1.3 million increase in interest expense and a $69,000 decrease in noninterest income, partially offset by a $884,000 increase in interest and dividend income, a $230,000 decrease in the provision for credit losses, a $51,000 decrease in income tax expense and a $6,000 decrease in noninterest expense.

Interest and dividend income. Total interest and dividend income increased $884,000, or 17.5%, to $5.9 million for the three months ended June 30, 2024 from $5.0 million for the three months ended June 30, 2023. The increase in interest and dividend income was primarily the result of a $47.1 million increase period over period in the average balance of interest-earning assets, driven by a $26.9 million increase in average loan balances, a $17.9 million increase in the average balance of cash and cash equivalents, a $2.2 million increase in average balance of debt and equity securities available for sale and a $52,000 increase in the average balance of restricted stocks. The increase was also due to a 26 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.41% for the three months ended June 30, 2024 from 5.15% for the three months ended June 30, 2023.

Interest income on loans, including fees, increased $501,000, or 11.5%, to $4.9 million for the three months ended June 30, 2024 as compared to $4.4 million for the three months ended June 30, 2023, reflecting an increase in the average balance of loans to $344.4 million for the three months ended June 30, 2024 from $317.5 million for the three months ended June 30, 2023 and a 17 basis points increase in the average yield on loans to 5.67% for the three months ended June 30, 2024 from 5.50% for the three months ended June 30, 2023. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields.

Interest income on securities and restricted stocks increased $49,000, or 22.5%, to $267,000 for the three months ended June 30, 2024 from $218,000 for the three months ended June 30, 2023. The increase in interest income on debt and equity securities of $37,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 was due to a 30 basis points increase in the average yield on debt and equity securities to 2.38% for the three months ended June 30, 2024 from 2.08% for the three months ended June 30, 2023 and an increase in the average balance of debt and equity securities of $2.2 million, or 6.6%, to $36.2 million for the three months ended June 30, 2024 from $34.0 million for the three months ended June 30, 2023. The increases in the average yield and the average balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during the three months ended June 30, 2024 as compared to the prior year period. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $12,000 for the three months ended June 30, 2024 from the three months ended June 30, 2023 due to a 184 basis points increase in the average yield on restricted stocks to 8.68% for the three months ended June 30, 2024 from 6.84% for the three months ended June 30, 2023 and due to an increase in the average balance of restricted stocks of $52,000, or 2.2%, to $2.5 million for the three months ended June 30, 2024 from $2.4 million for the three months ended June 30, 2023. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $334,000, or 70.5%, to $808,000 for the three months ended June 30, 2024, from $474,000 for the three months ended June 30, 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $17.9 million, or 44.7%, to $57.8 million for the three months ended June 30, 2024 from $39.9 million for the three months ended June 30, 2023 and an increase in the average yield on cash and cash equivalents of 87 basis points to 5.62% for the three months ended June 30, 2024 from 4.75% for the three months ended June 30, 2023.

Interest expense. Interest expense increased $1.3 million, or 72.3%, to $3.1 million for the three months ended June 30, 2024 20from $1.8 million for the three months ended June 30, 2023 as a result of increases in interest expense on deposits and borrowings in the higher interest rate environment. The increase was due to a 102 basis points increase in the average cost of interest-bearing liabilities from 2.35% for the three months ended June 30, 2023 to 3.37% for the three months ended June 30, 2024 and an increase in the average balance of interest-bearing liabilities of $65.2 million to $375.8 million for the three months ended June 30, 2024 from $310.6 million for the three months ended June 30, 2023.

Interest expense on deposits increased $1.3 million, or 93.1%, to $2.7 million for the three months ended June 30, 2024 from $1.4 million for the three months ended June 30, 2023 as a result of a 118 basis points increase in the average cost of interest-bearing deposits and an increase of $64.9 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 165 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 4.47% for the three months ended June 30, 2024 from 2.82% for the three months ended June 30, 2023. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 61 basis points to 2.19% for the three months ended June 30, 2024 from 1.58% for the three months ended June 30, 2023. The increase in rates was due to the higher interest rate environment and increased competition for deposits. An increase of $42.6 million in the average balance of certificates of deposit to $160.8 million for the three months ended June 30, 2024 from $118.2 million for the three months ended June 30, 2023 was due to promotional specials to increase deposits in the higher rate environment. An increase in the average balance of our transaction accounts by $22.3 million to $164.3 million for the three months ended June 30, 2024 from $141.9 million for the three months ended June 30, 2023 was due to continued strategies to grow deposits through relationship banking.

Interest expense on Federal Home Loan Bank borrowings increased $28,000, or 6.4%, to $465,000 for the three months ended June 30, 2024 from $437,000 for the three months ended June 30, 2023. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 26 basis points to 3.69% for the three months ended June 30, 2024 from 3.43% for the three months ended June 30, 2023 as higher cost Federal Home Loan Bank borrowings were incurred to increase liquidity. There was an increase of $281,000 in the average balance of Federal Home Loan Bank borrowings to $50.7 million for the three months ended June 30, 2024 from $50.4 million for the three months ended June 30, 2023 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net interest income. Net interest income decreased $436,000, or 13.5%, to $2.8 million for the three months ended June 30, 2024 as compared to $3.2 million for the three months ended June 30, 2023. The decrease in net interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the increases in interest expense on deposits and borrowings, partially offset by increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale. Average net interest-earning assets decreased by $18.1 million to $65.1 million for the three months ended June 30, 2024 from $83.2 million for the three months ended June 30, 2023. Our net interest margin decreased 75 basis points to 2.54% for the three months ended June 30, 2024 from 3.29% for the three months ended June 30, 2023. Our net interest rate spread decreased 76 basis points to 2.04% for the three months ended June 30, 2024 from 2.80% for the three months ended June 30, 2023.

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

Based on our evaluation of the above factors, we recorded a $17,000 provision for credit losses for the three months ended June 30, 2024 compared to $247,000 for the three months ended June 30, 2023. The decrease in provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. The allowance for credit losses on loans was $4.5 million, or 1.30%, of loans outstanding at June 30, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$42	$44	$(2)	(4.5)%
Loss on equity securities	(4)	(12)	8	66.7
Bank owned life insurance income	54	48	6	12.5
Debit card income	53	56	(3)	(5.4)
Other service charges	20	48	(28)	(58.3)
Other income	25	75	(50)	(66.7)
Total noninterest income	$190	$259	$(69)	(26.6)%

Noninterest income decreased by $69,000, or 26.6%, to $190,000 for the three months ended June 30, 2024 from $259,000 for the three months ended June 30, 2023. The decrease in noninterest income resulted primarily from the decrease in other income of $50,000 and a decrease in other service charges of $28,000. Other income decreased $50,000 primarily due to loan related fee income of $14,000 and $58,000 for the three months ended June 30, 2024 and 2023, respectively, earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.  Other service charges decreased $28,000 primarily due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,326	$1,342	$(16)	(1.2)%
Occupancy and equipment	158	177	(19)	(10.7)
Data and item processing	300	263	37	14.1
Advertising and marketing	39	73	(34)	(46.6)
Professional fees	193	165	28	17.0
Directors’ fees	107	108	(1)	(0.9)
FDIC insurance premiums	70	52	18	34.6
Pennsylvania shares tax	73	72	1	1.4
Debit card expenses	39	39	—	—
Other	182	202	(20)	(9.9)
Total noninterest expenses	$2,487	$2,493	$(6)	(0.2)%

Noninterest expenses decreased $6,000, or 0.2%, to remain at $2.5 million for the three months ended June 30, 2024 as compared to the prior year period. The decrease in noninterest expenses was primarily the result of decreases in advertising and marketing expense of $34,000 and decrease in occupancy and equipment of $19,000, partially offset by an increase in data and item processing. Advertising and marketing expense decreased $34,000 primarily due to the timing of community sponsorships. Occupancy and equipment decreased $19,000 primarily due to less rent paid in 2024. Data and item processing increased $37,000 as the Company continues to invest in our information technology infrastructure.

Income tax expense. Income tax expense decreased $51,000, or 33.3%, to $102,000 for the three months ended June 30, 2024 from $153,000 for the three months ended June 30, 2023. The effective tax rates were 21.6% and 20.6% for the three month periods ended June 30, 2024 and 2023, respectively. The decrease in income tax expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a decrease in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$344,387	$4,856	5.67%	$317,454	$4,355	5.50%
Debt and equity securities	36,238	214	2.38%	34,004	177	2.08%
Restricted stocks	2,457	53	8.68%	2,405	41	6.84%
Cash and cash equivalents	57,782	808	5.62%	39,922	474	4.75%
Total interest-earning assets	440,864	5,931	5.41%	393,785	5,047	5.15%
Noninterest-earning assets	10,218			13,799
Total assets	$451,082			$407,584

Interest-bearing liabilities:
Interest-bearing demand deposits	$100,461	527	2.11%	$77,965	312	1.61%
Savings deposits	12,654	8	0.25%	18,834	34	0.72%
Money market deposits	51,165	360	2.83%	45,143	211	1.87%
Certificates of deposit	160,782	1,785	4.47%	118,181	831	2.82%
Total interest-bearing deposits	325,062	2,680	3.32%	260,123	1,388	2.14%
Long-term borrowings	50,715	465	3.69%	50,434	437	3.43%
Total interest-bearing liabilities	375,777	3,145	3.37%	310,557	1,825	2.35%
Noninterest-bearing demand deposits	23,925			43,097
Other noninterest-bearing liabilities	4,527			3,428
Total liabilities	404,229			357,082
Stockholders' equity	46,853			50,502
Total liabilities and stockholders' equity	$451,082			$407,584
Net interest income		$2,786			$3,222
Net interest rate spread (1)			2.04%			2.80%
Net interest-earning assets (2)	$65,087			$83,228
Net interest margin (3)			2.54%			3.29%
Average interest-earning assets to interest-bearing liabilities	117.32%			126.80%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$368	$133	$501
Debt and equity securities	12	25	37
Restricted stocks	1	11	12
Cash and cash equivalents	211	123	334
Total interest-earning assets	592	292	884

Interest-bearing liabilities:
Interest-bearing demand deposits	90	125	215
Savings deposits	(11)	(15)	(26)
Money market deposits	28	121	149
Certificates of deposit	299	655	954
Total deposits	406	886	1,292
Borrowings	2	26	28
Total interest-bearing liabilities	408	912	1,320
Change in net interest income	$184	$(620)	$(436)

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023

General. Net income decreased $310,000, or 31.1%, to $687,000 for the six months ended June 30, 2024 from $997,000 for the six months ended June 30, 2023. The $310,000 period over period decrease in earnings was attributable to a $3.0 million increase in interest expense, a $27,000 increase in noninterest expense and a $20,000 decrease in noninterest income, partially offset by a $2.1 million increase in interest and dividend income, a $497,000 decrease in the provision for credit losses and a $89,000 decrease in income tax expense.

Interest and dividend income. Total interest and dividend income increased $2.1 million, or 22.6%, to $11.5 million for the six months ended June 30, 2024 from $9.4 million for the six months ended June 30, 2023. The increase in interest and dividend income was primarily the result of a $50.7 million increase period over period in the average balance of interest-earning assets, driven by a $26.8 million increase in average loan balances, a $20.4 million increase in the average balance of cash and cash equivalents, a $3.3 million increase in average balance of debt and equity securities available for sale and a $172,000 increase in the average balance of restricted stocks. The increase was also the result of a 40 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.31% for the six months ended June 30, 2024 from 4.91% for the six months ended June 30, 2023.

Interest income on loans, including fees, increased $1.3 million, or 15.4%, to $9.4 million for the six months ended June 30, 2024 as compared to $8.2 million for the six months ended June 30, 2023, reflecting an increase in the average balance of loans to $337.7 million for the six months ended June 30, 2024 from $311.0 million for the six months ended June 30, 2023 and a 32 basis points increase in the average yield on loans to 5.60% for the six months ended June 30, 2024 from 5.28% for the six months ended June 30, 2023. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending. The average yield on loans increased as a result of the higher interest rate environment when new loans were originated and the increase in the variable rate loan yields.

Interest income on securities and restricted stocks increased $177,000, or 44.1%, to $578,000 for the six months ended June 30, 2024 from $401,000 for the six months ended June 30, 2023. The increase in interest income on debt and equity securities of $155,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 was due to a 67 basis points increase in the average yield on debt and equity securities to 2.52% for the six months ended June 30, 2024 from 1.85% for the six months ended June 30, 2023 and an increase in the average balance of debt and equity securities of $3.3 million, or 9.7%, to $37.7 million for the six months ended June 30, 2024 from $34.4 million for the six months ended June 30, 2023. The increases in the average yield and the average balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds and treasury securities during the six months ended June 30, 2024 as compared to the prior year period. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $22,000 for the six months ended June 30, 2024 from the six months ended June 30, 2023 due to a 130 basis points increase in the average yield on restricted stocks to 8.48% for the six months ended June 30, 2024 from 7.18% for the six months ended June 30, 2023 and due to an increase in the average balance of restricted stocks of $172,000, or 7.4%, to $2.5 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $698,000, or 81.0%, to $1.6 million for the six months ended June 30, 2024, from $862,000 for the six months ended June 30, 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $20.4 million, or 52.2%, to $59.5 million for the six months ended June 30, 2024 from $39.1 million for the six months ended June 30, 2023 and an increase in the average yield on cash and cash equivalents of 87 basis points to 5.28% for the six months ended June 30, 2024 from 4.41% for the six months ended June 30, 2023.

Interest expense. Interest expense increased $3.0 million, or 94.6%, to $6.1 million for the six months ended June 30, 2024 20from $3.1 million for the six months ended June 30, 2023 as a result of increases in interest expense on deposits and borrowings in the higher interest rate environment. The increase was due to a 127 basis points increase in the average cost of interest-bearing liabilities from 2.03% for the six months ended June 30, 2023 to 3.30% for the six months ended June 30, 2024 and an increase in the average balance of interest-bearing liabilities of $62.1 million to $373.1 million for the six months ended June 30, 2024 from $311.0 million for the six months ended June 30, 2023.

Interest expense on deposits increased $2.9 million, or 123.1%, to $5.2 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023 as a result of a 145 basis points increase in the average cost of interest-bearing deposits and an increase of $59.5 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 183 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 4.36% for the six months ended June 30, 2024 from 2.53% for the six months ended June 30, 2023. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 96 basis points to 2.16% for the six months ended June 30, 2024 from 1.20% for the six months ended June 30, 2023. The increase in rates was due to the higher interest rate environment and increased competition for deposits. An increase of $41.7 million in the average balance of certificates of deposit to $157.0 million for the six months ended June 30, 2024 from $115.3 million for the six months ended June 30, 2023 was due to promotional specials to increase deposits in the higher rate environment. An increase in the average balance of our transaction accounts by $17.8 million to $164.2 million for the six months ended June 30, 2024 from $146.4 million for the six months ended June 30, 2023 was due to continued strategies to grow deposits through relationship banking.

Interest expense on Federal Home Loan Bank borrowings increased $128,000, or 15.4%, to $961,000 for the six months ended June 30, 2024 from $833,000 for the six months ended June 30, 2023. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 36 basis points to 3.72% for the six months ended June 30, 2024 from 3.36% for the six months ended June 30, 2023 as higher cost Federal Home Loan Bank borrowings were incurred to increase liquidity. There was an increase of $2.5 million in the average balance of Federal Home Loan Bank borrowings to $51.9 million for the six months ended June 30, 2024 from $49.4 million for the six months ended June 30, 2023 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net interest income. Net interest income decreased $849,000, or 13.5%, to $5.4 million for the six months ended June 30, 2024 as compared to $6.3 million for the six months ended June 30, 2023. The decrease in net interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the increases in interest expense on deposits and borrowings, partially offset by increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale. Average net interest-earning assets decreased by $11.4 million to $64.3 million for the six months ended June 30, 2024 from $75.7 million for the six months ended June 30, 2023. Our net interest margin decreased 79 basis points to 2.49% for the six months ended June 30, 2024 from 3.28% for the six months ended June 30, 2023. Our net interest rate spread decreased 87 basis points to 2.01% for the six months ended June 30, 2024 from 2.88% for the six months ended June 30, 2023.

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

Based on our evaluation of the above factors, we recorded a $67,000 reversal of the provision for credit losses for the six months ended June 30, 2024 compared to a $430,000 provision for credit losses for the six months ended June 30, 2023. The reversal of provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. The allowance for credit losses on loans was $4.5 million, or 1.30%, of loans outstanding at June 30, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at June 30, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$97	$91	$6	6.6%
Loss on equity securities	(12)	—	(12)	(100.0)
Bank owned life insurance income	107	91	16	17.6
Debit card income	103	106	(3)	(2.8)
Other service charges	37	67	(30)	(44.8)
Loss on disposal of premises and equipment	—	(40)	40	100.0
Other income	45	82	(37)	(45.1)
Total noninterest income	$377	$397	$(20)	(5.0)%

Noninterest income decreased by $20,000, or 5.0%, to $377,000 for the six months ended June 30, 2024 from $397,000 for the six months ended June 30, 2023. The decrease in noninterest income resulted primarily from the decrease in other income of $37,000 and a decrease in other service charges of $30,000, partially offset by no loss on disposal of premises and equipment for the 2024 period compared to a loss of $40,000 for the 2023 period. Other income decreased $37,000 primarily due to loan related fee income of $24,000 and $58,000 for the six months ended June 30, 2024 and 2023, respectively, earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.  Other service charges decreased $30,000 primarily due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023.

Noninterest Expenses. Noninterest expenses information is as follows.

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$2,682	$2,691	$(9)	(0.3)%
Occupancy and equipment	333	341	(8)	(2.3)
Data and item processing	580	530	50	9.4
Advertising and marketing	90	98	(8)	(8.2)
Professional fees	358	345	13	3.8
Directors’ fees	214	215	(1)	(0.5)
FDIC insurance premiums	119	92	27	29.3
Pennsylvania shares tax	152	149	3	2.0
Debit card expenses	80	74	6	8.1
Other	377	423	(46)	(10.9)
Total noninterest expenses	$4,985	$4,958	$27	0.5%

Noninterest expenses increased $27,000, or 0.5%, to remain at $5.0 million for the six months ended June 30, 2024 as compared to the prior year period. The increase in noninterest expenses was primarily the result of an increase in data and item processing expense of $50,000, partially offset by a decrease in other expenses of $46,000. Data and item processing expense increased $50,000 as the Company continues to invest in our information technology infrastructure. Other expenses decreased by $46,000 primarily as the result of a decrease in dues and subscriptions expenses.

Income tax expense. Income tax expense decreased $89,000, or 31.9%, to $190,000 for the six months ended June 30, 2024 from $279,000 for the six months ended June 30, 2023. The effective tax rates were 21.7% and 21.9% for the six month periods ended June 30, 2024 and 2023, respectively. The decrease in income tax expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a decrease in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$337,728	$9,407	5.60%	$310,961	$8,153	5.28%
Debt and equity securities	37,731	473	2.52%	34,393	318	1.85%
Restricted stocks	2,490	105	8.48%	2,318	83	7.18%
Cash and cash equivalents	59,450	1,560	5.28%	39,069	862	4.41%
Total interest-earning assets	437,399	11,545	5.31%	386,741	9,416	4.91%
Noninterest-earning assets	10,095			9,631
Total assets	$447,494			$396,372

Interest-bearing liabilities:
Interest-bearing demand deposits	$100,882	1,050	2.09%	$77,775	423	1.10%
Savings deposits	13,005	17	0.26%	20,035	52	0.53%
Money market deposits	50,304	696	2.78%	48,548	397	1.65%
Certificates of deposit	156,987	3,403	4.36%	115,278	1,444	2.53%
Total interest-bearing deposits	321,178	5,166	3.23%	261,636	2,316	1.78%
Borrowings	51,934	961	3.72%	49,385	833	3.36%
Total interest-bearing liabilities	373,112	6,127	3.30%	311,021	3,149	2.03%
Noninterest-bearing demand deposits	22,977			35,479
Other noninterest-bearing liabilities	4,456			3,224
Total liabilities	400,545			349,724
Stockholders' equity	46,949			46,648
Total liabilities and stockholders' equity	$447,494			$396,372
Net interest income		$5,418			$6,267
Net interest rate spread (1)			2.01%			2.88%
Net interest-earning assets (2)	$64,287			$75,720
Net interest margin (3)			2.49%			3.28%
Average interest-earning assets to interest-bearing liabilities	117.23%			124.35%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Six Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$703	$551	$1,254
Debt and equity securities	31	124	155
Restricted stocks	6	16	22
Cash and cash equivalents	447	251	698
Total interest-earning assets	1,187	942	2,129

Interest-bearing liabilities:
Interest-bearing demand deposits	126	501	627
Savings deposits	(19)	(16)	(35)
Money market deposits	14	285	299
Certificates of deposit	525	1,434	1,959
Total deposits	646	2,204	2,850
Borrowings	43	85	128
Total interest-bearing liabilities	689	2,289	2,978
Change in net interest income	$498	$(1,347)	$(849)

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2024 or as of December 31, 2023.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family residential	$116	$149
Commercial	981	1,065
Construction	—	—
Commercial and industrial	175	207
Consumer and other	—	—
Total nonaccrual loans	1,272	1,421

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,272	$1,421
Foreclosed assets	—	—
Total non-performing assets	$1,272	$1,421

Total non-performing loans to total loans	0.37%	0.44%
Total nonaccrual loans to total loans	0.37%	0.44%
Total non-performing assets to total assets	0.28%	0.32%

Non-performing loans were $1.3 million, or 0.37% of total loans, at June 30, 2024 and $1.4 million, or 0.44% of total loans, at December 31, 2023. During the six months ended June 30, 2024, payments on nonaccrual loans resulted in the decrease in nonaccrual loans.

Allowance for credit losses. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)		(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,465	$4,090	$4,511	$3,992
Provision for credit losses	30	292	(14)	449
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	—	(69)	—	(144)
Consumer and other	—	—	(6)	—
Total charge-offs	—	(69)	(6)	(144)

Recoveries:
Real estate:
One- to four-family residential	—	—	—	15
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	1	1	3	2
Consumer and other	4	—	6	—
Total recoveries	5	1	9	17

Net recoveries (charge-offs)	5	(68)	3	(127)

Allowance for credit losses at end of period	$4,500	$4,314	$4,500	$4,314

Allowance to nonaccrual loans	353.77%	507.53%	353.77%	507.53%
Allowance to total loans outstanding at the end of the period	1.30%	1.34%	1.30%	1.34%
Net charge-offs to average loans outstanding during the period (annualized)	—%	0.09%	—%	0.08%

The provision for credit losses decreased $230,000, or 93.1%, to $17,000 for the three months ended June 30, 2024 from a provision of $247,000 for the three months ended June 30, 2023. The provision for credit losses decreased $497,000, or 115.6%, to ($67,000) for the six months ended June 30, 2024 from a provision of $430,000 for the six months ended June 30, 2023. The decrease in the provision for credit losses for both periods was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. An additional partial charge-off of a previously written down commercial and industrial loan for $69,000 and $144,000 was taken in the three and six months ended June 30, 2023, respectively. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has remained strong at June 30, 2024. The allowance to total loans outstanding was 1.30% at June 30, 2024, decreasing from 1.38% at December 31, 2023.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At June 30, 2024, we had the ability to borrow approximately $199.5 million from the Federal Home Loan Bank of Pittsburgh, of which $50.5 million had been advanced in addition to $10.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at June 30, 2024, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the six months ended June 30, 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the six months ended June 30, 2024 and 2023, our liquidity ratio averaged 16.7% and 13.1%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $54.7 million. Unpledged debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.2 million at June 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2024, totaled $139.9 million, or 87.4% of our certificates of deposit, and 40.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At June 30, 2024, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2024, we had outstanding commitments to originate loans of $26.2 million, unused lines of credit totaling $13.4 million and $4.9 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $139.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the quarter ended June 30, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2024:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	April 1 through April 30, 2024	20,707	$12.49	276,105	1,620
	May 1 through May 31, 2024	31,620	12.79	307,725	100,382
	June 1 through June 30, 2024	13,500	13.47	321,225	86,882
	Total	65,827	$13.35	321,225	86,882

(1)	On August 5, 2023, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program was extended by the Board of Directors on August 28, 2023 and completed in May 2024. On May 6, 2024, the Company announced it has adopted a second stock repurchase program for up to approximately 5% of its outstanding stock, or 130,382 shares of its common stock. The repurchase programs permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Agreement for the Sale of Commercial Real Estate between Campbell Broth3rs Enterprises LLC and Presence Bank

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 14, 2024

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)