Form 10-Q
period 2024-09-30
PB Bankshares, Inc.
filed 2024-11-13
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As Common Stock, $0.01 par value – 2,552,115 shares outstanding as of November 11, 2024.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,
	2024	December 31,
	(Unaudited)	2023
Assets
Cash and due from banks	$44,489	$18,256
Federal funds sold	10,030	14,182

Cash and cash equivalents	54,519	32,438

Debt securities available-for-sale, at fair value	36,381	68,115
Equity securities, at fair value	827	793
Restricted stocks, at cost	2,252	2,590
Loans receivable, net of allowance for credit losses of $4,430 at September 30, 2024 and $4,511 at December 31, 2023	344,123	321,382
Premises and equipment, net	1,952	2,057
Deferred income taxes, net	1,577	1,732
Accrued interest receivable	1,644	1,253
Bank owned life insurance	8,392	8,230
Other assets	1,190	1,158

Total Assets	$452,857	$439,748

Liabilities and Stockholders' Equity

Liabilities
Deposits	$354,795	$332,966
Borrowings	45,248	55,104
Accrued expenses and other liabilities	5,122	4,689

Total Liabilities	405,165	392,759

Commitments and contingencies - see notes 9 and 10

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,552,115 (including 89,468 unvested restricted shares) and 2,679,967 (including 86,493 unvested restricted shares) issued and outstanding at September 30, 2024 and December 31, 2023, respectively	24	26
Additional paid-in capital	22,795	24,115
Retained earnings	27,649	26,558
Unearned ESOP shares, 188,853 shares at September 30, 2024 and December 31, 2023	(2,463)	(2,463)
Accumulated other comprehensive loss	(313)	(1,247)

Total Stockholders' Equity	47,692	46,989

Total Liabilities and Stockholders' Equity	$452,857	$439,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Loans, including fees	$5,070	$4,380	$14,477	$12,533
Securities	285	337	863	738
Other	656	422	2,216	1,284
Total Interest and Dividend Income	6,011	5,139	17,556	14,555

Interest Expense
Deposits	2,731	1,645	7,897	3,961
Borrowings	454	453	1,415	1,286
Total Interest Expense	3,185	2,098	9,312	5,247

Net interest income	2,826	3,041	8,244	9,308

Provision for Credit Losses	34	140	(33)	570

Net interest income after provision for credit losses	2,792	2,901	8,277	8,738

Noninterest Income
Service charges on deposit accounts	49	39	146	130
Gain (loss) on equity securities	29	(24)	17	(24)
Bank owned life insurance income	55	50	162	141
Debit card income	54	59	157	165
Other service charges	21	20	58	87
Loss on disposal of premises and equipment	—	—	—	(40)
Other income	66	41	111	123
Total Noninterest Income	274	185	651	582

Noninterest Expenses
Salaries and employee benefits	1,358	1,279	4,040	3,970
Occupancy and equipment	153	180	486	521
Data and item processing	335	268	915	798
Advertising and marketing	46	60	136	158
Professional fees	197	170	555	515
Directors’ fees	107	107	321	322
FDIC insurance premiums	53	46	172	138
Pennsylvania shares tax	74	72	226	221
Debit card expenses	39	44	119	118
Other	189	206	566	629
Total Noninterest Expenses	2,551	2,432	7,536	7,390

Income before income tax expense	515	654	1,392	1,930

Income Tax Expense	111	141	301	420

Net Income	$404	$513	$1,091	$1,510
Earnings per common share - basic	$0.18	$0.21	$0.47	$0.61
Earnings per common share - diluted	$0.18	$0.21	$0.47	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Income	$404	$513	$1,091	$1,510

Other Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses) arising during period	971	(2)	1,182	204
Tax effect	(204)	1	(248)	(43)

Other comprehensive income (loss)	767	(1)	934	161

Total Comprehensive Income	$1,171	$512	$2,025	$1,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and nine months ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, July 1, 2023	$27	$24,892	$25,636	$(2,608)	$(1,770)	$46,177

Net income	—	—	513	—	—	513
Repurchased common stock, 18,155 shares	(1)	(244)	—	—	—	(245)
Stock based compensation expense	—	138	—	—	—	138
Other comprehensive loss	—	—	—	—	(1)	(1)

Balance, September 30, 2023	$26	$24,786	$26,149	$(2,608)	$(1,771)	$46,582

Balance, July 1, 2024	$25	$22,873	$27,245	$(2,463)	$(1,080)	$46,600

Net income	—	—	404	—	—	404
Repurchased common stock, 15,000 shares	(1)	(220)	—	—	—	(221)
Stock based compensation expense	—	142	—	—	—	142
Other comprehensive income	—	—	—	—	767	767

Balance, September 30, 2024	$24	$22,795	$27,649	$(2,463)	$(313)	$47,692

Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	1,510	—	—	1,510
Repurchased common stock, 100,109 shares	(1)	(1,341)	—	—	—	(1,342)
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	406	—	—	—	406
Other comprehensive income	—	—	—	—	161	161

Balance, September 30, 2023	$26	$24,786	$26,149	$(2,608)	$(1,771)	$46,582

Balance, January 1, 2024	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Net income	—	—	1,091	—	—	1,091
Repurchased common stock, 130,827 shares	(2)	(1,733)	—	—	—	(1,735)
Stock based compensation expense	—	413	—	—	—	413
Other comprehensive income	—	—	—	—	934	934

Balance, September 30, 2024	$24	$22,795	$27,649	$(2,463)	$(313)	$47,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2024	2023
Cash Flows from Operating Activities
Net income	$1,091	$1,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(33)	570
Depreciation and amortization	262	242
Loss on disposal of premises and equipment	—	40
Net accretion of securities premiums and discounts	(378)	(377)
Deferred income tax benefit	(93)	(176)
(Gain) loss on equity securities	(17)	24
Deferred loan fees, net	7	62
Earnings on bank owned life insurance	(162)	(141)
Stock-based compensation expense	413	406
Increase in accrued interest receivable and other assets	(476)	(149)
Increase in accrued expenses and other liabilities	448	649

Net Cash Provided by Operating Activities	1,062	2,660

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(16,169)	(18,584)
Maturities, calls, and principal repayments	49,463	30,545
Dividends on equity securities reinvested	(17)	(14)
Redemption (purchase) of restricted stocks	338	(213)
Purchase of additional Bank Owned Life Insurance (BOLI)	—	(550)
Net increase in loans receivable	(22,773)	(25,158)
Purchases of premises and equipment	(61)	(638)

Net Cash Provided by (Used in) Investing Activities	10,781	(14,612)

Cash Flows from Financing Activities
Net increase in deposits	21,829	17,026
Repurchased common stock	(1,735)	(1,342)
Advances of borrowings	—	13,650
Repayments of borrowings	(9,856)	(9,401)

Net Cash Provided by Financing Activities	10,238	19,933

Increase in cash and cash equivalents	22,081	7,981

Cash and Cash Equivalents, Beginning of Period	32,438	17,204

Cash and Cash Equivalents, End of Period	$54,519	$25,185

Supplementary Cash Flows Information
Interest paid	$9,111	$4,972
Right-of-use lease assets and liabilities	43	—
Income taxes paid	280	331

Supplementary Non-Cash Flows Information
Unrealized gain on debt securities available-for-sale	$1,182	$204

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
September 30, 2024	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$21,246	$—	$(702)	$20,544
Corporate bonds	4,434	393	(21)	4,806
Treasury securities	8,858	85	—	8,943
Mortgage-backed securities	67	2	—	69
Collateralized mortgage obligations	2,172	—	(153)	2,019
Total available-for-sale debt securities	$36,777	$480	$(876)	$36,381

Equity securities:
Mutual funds (fixed income)				$827

		Gross Unrealized	Gross Unrealized
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$23,244	$—	$(1,384)	$21,860
Treasury securities	43,750	32	—	43,782
Mortgage-backed securities	83	2	—	85
Collateralized mortgage obligations	2,616	—	(228)	2,388
Total available-for-sale debt securities	$69,693	$34	$(1,612)	$68,115

Equity securities:
Mutual funds (fixed income)				$793

The tables below indicate the length of time individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$20,544	$(702)	$20,544	$(702)
Corporate bonds	1,529	(21)			1,529	(21)
Collateralized mortgage obligations	—	—	2,019	(153)	2,019	(153)

Total	$1,529	$(21)	$22,563	$(855)	$24,092	$(876)

December 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,998	$(1)	$19,862	$(1,383)	$21,860	$(1,384)
Collateralized mortgage obligations	—	—	2,388	(228)	2,388	(228)

Total	$1,998	$(1)	$22,250	$(1,611)	$24,248	$(1,612)

As of September 30, 2024 and December 31, 2023, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of September 30, 2024 and December 31, 2023.

At September 30, 2024, 47 agency bonds, 33 collateralized mortgage obligations and two corporate bonds were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of September 30, 2024, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at September 30, 2024, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three and nine months ended September 30, 2024 and 2023. The amortized cost and fair value of debt securities available-for-sale at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$14,650	$14,422	3.59%
Due one year through five years	15,454	15,065	2.46
Due after five years through ten years	4,434	4,806	8.49
Mortgage-backed securities	67	69	5.66
Collateralized mortgage obligations	2,172	2,019	1.95

Total available-for-sale debt securities	$36,777	$36,381	2.71%

At September 30, 2024 and December 31, 2023, the Company had securities with fair values totaling $1,941,000 and $1,878,000, respectively, pledged to secure borrowings.

At September 30, 2024 and December 31, 2023, the Company had securities with fair values totaling $22,464,000 and $15,073,000, respectively, pledged primarily for public fund depositors.

At September 30, 2024 and December 31, 2023, the Company had accrued interest receivable on available for sale debt securities totaling $163,000 and $46,000, respectively.

4. Loans Receivable and Allowance for Credit Losses

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.5 million and $1.3 million at September 30, 2024 and December 31, 2023, respectively, from the amortized cost basis of loans.

Major classifications of net loans receivable at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Real estate:
One-to four-family residential	$105,951	$108,534
Commercial	205,617	184,868
Construction	7,694	10,805
Commercial and industrial	19,466	16,552
Consumer and other	10,464	5,836

	349,192	326,595
Deferred loan fees, net	(639)	(702)
Allowance for credit losses	(4,430)	(4,511)

Total loans receivable, net	$344,123	$321,382

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2024 (in thousands):

	Allowance for Credit Losses - Loans
				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,199	$—	$—	$(90)	$1,109
Commercial	2,838	(115)	—	52	2,775
Construction	69	—	—	(4)	65
Commercial and industrial	247	—	2	(6)	243
Consumer and other	105	—	4	9	118
Unallocated	42	—	—	78	120

	$4,500	$(115)	$6	$39	$4,430

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

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the nine months ended September 30, 2024 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,267	$—	$—	$(158)	$1,109
Commercial	2,637	(115)	—	253	2,775
Construction	112	—	—	(47)	65
Commercial and industrial	229	—	5	9	243
Consumer and other	71	(6)	10	43	118
Unallocated	195	—	—	(75)	120

Total	$4,511	$(121)	$15	$25	$4,430

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the nine months ended September 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans

	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$153	$1,369
Commercial	1,829	75	—	—	663	2,567
Construction	316	(34)	—	—	(184)	98
Commercial and industrial	308	(84)	(144)	3	148	231
Consumer and other	87	3	—	—	25	115
Unallocated	296	(5)	—	—	(203)	88

Total	$3,992	$—	$(144)	$18	$602	$4,468

The following tables present a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023
Provision for credit losses:
Provision for loans	$39	$153
Recovery for unfunded commitments	(5)	(13)

Total provision for credit losses	$34	$140

	Nine Months Ended September 30,
	2024	2023
Provision for credit losses:
Provision for loans	$25	$602
Recovery for unfunded commitments	(58)	(32)

Total provision for credit losses	$(33)	$570

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$105	$105
Commercial	1,002	887
Commercial and industrial	163	163

Total	$1,270	$1,155

	December 31, 2023
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$149	$149
Commercial	1,065	1,065
Commercial and industrial	207	207

Total	$1,421	$1,421

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of September 30, 2024 (in thousands):

	September 30, 2024
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$307	$—	$307	$—
Commercial	1,619	—	1,619	217
Construction	—	—	—	—
Commercial and industrial	163	—	163	—
Consumer and other	—	—	—	—

Total	$2,089	$—	$2,089	$217

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2024 (in thousands); as well as gross charge-offs (in thousands) for the nine months ended September 30, 2024:

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$4,099	$8,133	$17,004	$17,025	$11,691	$36,430	$9,952	$1,134	$105,468
Special Mention	—	—	—	—	—	176	—	—	176
Substandard	—	—	—	—	—	307	—	—	307
Total real estate: one- to four-family residential	$4,099	$8,133	$17,004	$17,025	$11,691	$36,913	$9,952	$1,134	$105,951
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$27,654	$43,129	$38,441	$44,235	$19,891	$24,608	$5,451	$—	$203,409
Special Mention	—	—	252	—	337	—	—	—	589
Substandard	—	—	—	—	—	1,619	—	—	1,619
Total real estate: commercial	$27,654	$43,129	$38,693	$44,235	$20,228	$26,227	$5,451	$—	$205,617
Current period gross charge-offs	$—	$—	$—	$—	$—	$(115)	$—	$—	$(115)

Real estate: construction
Pass	$1,078	$—	$2,025	$4,125	$80	$—	$386	$—	$7,694
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$1,078	$—	$2,025	$4,125	$80	$—	$386	$—	$7,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$2,602	$548	$2,676	$2,135	$450	$233	$10,361	$58	$19,063
Special Mention	—	—	—	—	—	—	240	—	240
Substandard	—	—	—	—	—	163	—	—	163
Total commercial and industrial	$2,602	$548	$2,676	$2,135	$450	$396	$10,601	$58	$19,466
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$99	$—	$2,008	$2,000	$936	$—	$5,043	$—	$10,086
Special Mention	378	—	—	—	—	—	—	—	378
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$477	$—	$2,008	$2,000	$936	$—	$5,043	$—	$10,464
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(6)	$—	$(6)

Total loans, gross
Pass	$35,532	$51,810	$62,154	$69,520	$33,048	$61,271	$31,193	$1,192	$345,720
Special Mention	378	—	252	—	337	176	240	—	1,383
Substandard	—	—	—	—	—	2,089	—	—	2,089
Total loans, gross	$35,910	$51,810	$62,406	$69,520	$33,385	$63,536	$31,433	$1,192	$349,192
Current period gross charge-offs	$—	$—	$—	$—	$—	$(115)	$(6)	$—	$(121)

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2024 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$—	$—	$25	$25	$105,926	$105,951	$—
Commercial	—	888	114	1,002	204,615	205,617	—
Construction	—	—	—	—	7,694	7,694	—
Commercial and industrial	109	—	—	109	19,357	19,466	—
Consumer and other	—	—	—	—	10,464	10,464	—

Total loans, gross	$109	$888	$139	$1,136	$348,056	$349,192	$—

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

No loans were modified during the three or nine months ended September 30, 2024 and 2023 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three or nine months ended September 30, 2024 and 2023 of modified loans.

At September 30, 2024 and December 31, 2023, there was no other real estate owned. There was no real estate in process of foreclosure as of September 30, 2024 and December 31, 2023.

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

The following tables present information about the Company’s leases as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30,		December 31,
	2024		2023
Right-of-use assets	$799		852
Lease liabilities	$765		814
Weighted average remaining lease term	12.34	years	12.31	years
Weighted average discount rate	4.91%		4.73%

	Three Months		Three Months		Nine Months	Nine Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2024		2023		2024	2023
Operating lease cost	$26		$24		$77	$73
Short-term lease cost	0		20		4	61
Total lease costs	$26		$44		$81	$134

Cash paid for amounts included in the measurement of lease liabilities	$34		$33		$103	$99

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
September 30,
Lease payments due (in thousands):	2024

Three months ending December 31, 2024	$32
2025	128
2026	85
2027	69
2028	66
Thereafter	647
Total undiscounted cash flows	1,027
Discount	262
Lease Liability	$765

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on September 30, 2025, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at September 30, 2024 and December 31, 2023. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at September 30, 2024 and December 31, 2023. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at September 30, 2024 and December 31, 2023.

The Company has an open-ended line of credit (short-term borrowing) of $89,200,000 and $45,630,000 at September 30, 2024 and December 31, 2023, respectively, to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 5.18% and 5.68% at September 30, 2024 and December 31, 2023, respectively. The Company had no outstanding borrowings under this line of credit at September 30, 2024 and December 31, 2023.

Maximum borrowing capacity with the FHLB was approximately $199,549,000 and $178,468,000 at September 30, 2024 and December 31, 2023, respectively. The Company had three unfunded letters of credit with the FHLB totaling $9,000,000 at September 30, 2024 and three letters of credit with FHLB that totaled $13,850,000 at December 31, 2023 that were pledged to secure public funds.

Borrowings from the FHLB at September 30, 2024 and December 31, 2023 consist of the following (dollars in thousands):

	September 30,		December 31,
	2024		2023
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2024	$2,500	4.42%	$11,500	5.41%
2025	4,500	5.30	4,500	5.30
2026	2,620	3.42	3,241	3.02
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	13,650	4.00
2032	2,478	1.83	2,713	1.83

Total borrowings	$45,248	3.43%	$55,104	3.77%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Commitments to grant loans	$26,755	$31,481
Unfunded commitments under lines of credit	12,643	12,186
Standby letters of credit	8,344	1,808

Total off-balance sheet financial instruments	$47,742	$45,475

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of September 30, 2024, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated balance sheet or results of operations and cash flows of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2024 and December 31, 2023, there were -0- and 13,628 shares available for future awards under this plan, respectively. The shares available for future award includes -0- and 10,653 shares available for incentive and non-qualified stock options as of September 30, 2024 and December 31, 2023, respectively, and -0- and 2,975 shares available for restricted stock awards as of those same dates, respectively. The stock options and restricted shares vest over a five-year period.

Stock option expense was $73,000 and $211,000 for the three and nine month periods ended September 30, 2024 and $71,000 and $208,000 for the same periods ended September 30, 2023, respectively. At September 30, 2024, total unrecognized compensation cost related to stock options was $1,161,000.

A summary of the Company’s stock option activity and related information for the three and nine month periods ended September 30, 2024 was as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2024
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2024	277,725	$12.28	8.19
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, September 30, 2024	277,725	$12.28	8.19	$715
Exercisable, September 30, 2024	53,214	$12.28	8.13	$169

	Nine Months Ended September 30, 2024
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2024	267,072	$12.29	8.88	$
Granted	11,653	12.20	10.00
Exercised	—	—	—
Forfeited	(1,000)	13.80	8.80

Outstanding, September 30, 2024	277,725	$12.28	8.19	$715
Exercisable, September 30, 2024	53,214	$12.28	8.13	$169

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

Restricted stock expense was $69,000 and $202,000 for the three and nine month periods ended September 30, 2024 and $67,000 and $198,000 for the same periods ended September 30, 2023, respectively. At September 30, 2024, the unrecognized compensation expense relating to non-vested stock outstanding was $1,383,000.

A summary of the Company’s restricted stock activity and related information for the three and nine month periods ended September 30, 2024 was as follows:

	Three Months Ended September 30, 2024
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2024	89,468	$12.28
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2024	89,468	$12.28

	Nine Months Ended September 30, 2024
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2024	86,493	$12.28
Granted	2,975	12.20
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2024	89,468	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of September 30, 2024 and December 31, 2023 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

Actual and required capital amounts (in thousands) and ratios are presented below at quarter-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
September 30, 2024	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$45,842	13.65%	$26,864	8.00%	$35,258	10.500%	$33,580	10.00%
Tier 1 capital (to risk-weighted assets)	$41,642	12.40%	$20,148	6.00%	$28,543	8.500%	$26,864	8.00%
Common equity (to risk-weighted assets)	$41,642	12.40%	$15,111	4.50%	$23,506	7.000%	$21,827	6.50%
Tier 1 capital (to average assets)	$41,642	9.37%	$17,777	4.00%	N/A	N/A	$22,222	5.00%

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2023	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,168	14.20%	$24,875	8.00%	$32,649	10.500%	$31,094	10.00%
Tier 1 capital (to risk-weighted assets)	$40,276	12.95%	$18,657	6.00%	$26,430	8.500%	$24,875	8.00%
Common equity (to risk-weighted assets)	$40,276	12.95%	$13,992	4.50%	$21,766	7.000%	$20,211	6.50%
Tier 1 capital (to average assets)	$40,276	9.78%	$16,467	4.00%	N/A	N/A	$20,584	5.00%

11. Earnings Per Common Share

The factors used in the earning per common share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income	$404	$513	$1,091	$1,510

Weighted average common shares outstanding	2,464,441	2,643,955	2,513,430	2,687,605
Less: Average unearned ESOP shares	(188,853)	(199,962)	(188,853)	(199,962)

Weighted average shares outstanding (basic)	2,275,588	2,443,993	2,324,577	2,487,643

Dilutive common stock equivalents	31,664	21,875	19,717	17,276

Weighted average shares outstanding (diluted)	2,307,252	2,465,868	2,344,294	2,504,919

Basic earnings per common share	$0.18	$0.21	$0.47	$0.61
Diluted earnings per common share	$0.18	$0.21	$0.47	$0.60

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

Debt and Equity Securities (Carried at Fair Value on a Recurring Basis)

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value on a Nonrecurring Basis)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2024, the fair value consisted of the recorded investment in the collateral dependent loans of $396,000, which was net of a valuation allowance of $217,000. At December 31, 2023, there were no individually evaluated collateral dependent loans with a specific reserve. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,544	$—	$20,544	$—
Corporate bonds	4,806	—	4,806	—
Treasury securities	8,943	8,943	—	—
Mortgage-backed securities	69	—	69	—
Collateralized mortgage obligations	2,019	—	2,019	—
Mutual funds	827	827	—	—

Total assets measured at fair value on a recurring basis	$37,208	$9,770	$27,438	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,860	$—	$21,860	$—
Treasury securities	43,782	43,782	—	—
Mortgage-backed securities	85	—	85	—
Collateralized mortgage obligations	2,388	—	2,388	—
Mutual funds	793	793	—	—

Total assets measured at fair value on a recurring basis	$68,908	$44,575	$24,333	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$396	$—	$—	$396

Total assets measured at fair value on a nonrecurring basis	$396	$—	$—	$396

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at September 30, 2024 (dollars in thousands):

September 30, 2024
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$396	Appraisal of collateral	Selling expenses and discounts (1)	0.0% - 20.6% (10.3%) (2)
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(2)	Weighted based on the relative fair value of the instruments.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	September 30, 2024		December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$54,519	$54,519	$32,438	$32,438
Debt securities - available-for-sale	1 & 2	36,381	36,381	68,115	68,115
Equity securities	1	827	827	793	793
Restricted stocks	2	2,252	2,252	2,590	2,590
Loans, net	3	344,123	339,521	321,382	319,763
Accrued interest receivable	1	1,644	1,644	1,253	1,253
Bank owned life insurance	2	8,392	8,392	8,230	8,230

Financial liabilities:
Demand deposits, savings, and money market	1	184,506	184,506	187,455	187,455
Certificates of deposit	2	170,289	170,411	145,511	138,418
Borrowings	2	45,248	45,106	55,104	54,428
Accrued interest payable	1	1,115	1,115	914	914

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest income in scope of Topic 606	2024	2023	2024	2023
Service charges on deposit accounts	$49	$39	$146	$130
Debit card income	54	59	157	165
Other service charges	21	20	58	87
Loss on disposal of premises and equipment	—	—	—	(40)
Other noninterest income	66	41	111	123
Noninterest income (in scope for Topic 606)	190	159	472	465
Noninterest income (out of scope for Topic 606)	84	26	179	117
Total noninterest income	$274	$185	$651	$582

Contract Balances

As of September 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.

Contract Acquisition Costs

As of September 30, 2024 and December 31, 2023, the Company did not have any significant contract acquisition costs.

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

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $13.1 million, or 3.0%, from $439.7 million at December 31, 2023 to $452.8 million at September 30, 2024 and an increase in our deposits of $21.8 million, or 6.6%, from $333.0 million at December 31, 2023 to $354.8 million at September 30, 2024.

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

For the three months ended September 30, 2024, we reported net income of $404,000 compared to net income of $513,000 for the three months ended September 30, 2023. The period over period decrease in earnings of $109,000 was attributable to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and decreases in provision for credit losses and income tax expense.

For the nine months ended September 30, 2024, we reported net income of $1.1 million compared to net income of $1.5 million for the nine months ended September 30, 2023. The period over period decrease in earnings of $419,000 was attributable to a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income and decreases in provision for credit losses and income tax expense.

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

The allowance for credit losses (“ACL”) at September 30, 2024 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets. Total assets increased $13.1 million to $452.8 million at September 30, 2024 from $439.7 million at December 31, 2023. The increase in assets was primarily due to increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in debt securities available-for-sale. Growth in total assets was funded by the increase in deposits while growth in loans and cash and cash equivalents was primarily the result of maturities of short-term treasury securities that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Cash and cash equivalents increased $22.1 million to $54.5 million at September 30, 2024 from $32.4 million at December 31, 2023. Gross loans increased $22.6 million, or 6.9%, to $349.2 million at September 30, 2024 from $326.6 million at December 31, 2023, primarily due to growth in the commercial real estate loan portfolio. Debt securities available-for-sale decreased $31.7 million to $36.4 million at September 30, 2024 from $68.1 million at December 31, 2023, primarily due to the maturity of short-term treasury securities.

Net loans receivable increased $22.7 million, or 7.1%, to $344.1 million at September 30, 2024 from $321.4 million at December 31, 2023 primarily due to the increase in the commercial real estate loan portfolio. Commercial real estate loans increased $20.7 million, or 11.2%, to $205.6 million at September 30, 2024 from $184.9 million at December 31, 2023. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to enhance revenue. Consumer and other loans increased $4.6 million, or 79.3%, to $10.5 million at September 30, 2024 from $5.8 million at December 31, 2023 primarily due to a draw under an existing facility. Commercial and industrial loans increased $2.9 million, or 17.6%, to $19.5 million at September 30, 2024 from $16.6 million at December 31, 2023 primarily due to new loan activity. Construction real estate loans decreased $3.1 million, or 28.8%, to $7.7 million at September 30, 2024 from $10.8 million at December 31, 2023 primarily due to construction completion and conversion to commercial real estate loans. One- to four-family residential loans decreased $2.6 million, or 2.4%, to $106.0 million at September 30, 2024 from $108.5 million at December 31, 2023 primarily due to principal loan payments.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate loan portfolio. As of September 30, 2024, approximately 85.5% or $127.6 million of the non-owner occupied commercial real estate loan portfolio was subject to stress testing (loans having exposure under $500,000 are not subject to stress testing). At September 30, 2024, the commercial real estate loan portfolio has an average Loan-to-Value ratio of 62.6% and a Debt Service Coverage ratio of 1.64 times, exclusive of any sponsor or guarantor support. The commercial real estate loan portfolio is diverse with respect to both property type as well as location with concentrations limited. Two segments, office space and hospitality, are the subject of market scrutiny with these segments’ exposure and selected credit metrics are outlined below.

The Bank has reviewed its loan portfolio for exposure to office space given the uncertainty and potential risks associated with vacancy, future demand, and repricing risk for these assets. The Bank’s exposure to this segment is minimal with only $9.2 million in non-owner-occupied office space at September 30, 2024. Notably the five loans comprising the office segment are all medical related, which the Bank believes has not suffered the same decline that the general office market has experienced. The office space loan portfolio has an average Loan-to-Value ratio of 71.3% and Debt Service Coverage ratio of 1.50 times, exclusive of any sponsor or guarantor support at September 30, 2024.

The Bank’s hospitality portfolio is also an area of market focus. Loan exposure to this segment totaled $25.6 million (seven hotel properties) at September 30, 2024. At September 30, 2024, the average Loan-to-Value ratio of the Bank’s hospitality portfolio was 73.2% with Debt Service Coverage ratio of 2.74 times, exclusive of any sponsor or guarantor support. The Bank believes guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Cash and cash equivalents increased $22.1 million, or 68.1%, to $54.5 million at September 30, 2024 from $32.4 million at December 31, 2023 due to increases in cash and due from banks and fed funds sold. The increase was due to the maturities and paydowns of $49.5 million of debt securities available-for-sale with $16.2 million that were reinvested and the remainder utilized for liquidity within cash and cash equivalents or to fund loan growth.

Debt securities available-for-sale decreased $31.7 million, or 46.6%, to $36.4 million at September 30, 2024 from $68.1 million at December 31, 2023 due to the maturity and paydowns of $49.5 million of securities, primarily short term treasury securities and $378,000 of accretion on the debt securities available for sale, partially offset by purchases of $16.2 million of treasury securities and corporate bonds and a $1.2 million year to date increase in the fair market value of debt securities available for sale.

Deposits and borrowings. Total deposits increased $21.8 million, or 6.6%, to $354.8 million at September 30, 2024 from $333.0 million at December 31, 2023. The increase in our deposits reflected a $24.8 million increase in certificates of deposit, a $4.8 million increase in noninterest-bearing demand deposits accounts and a $160,000 increase in money market accounts, partially offset by a $7.2 million decrease in interest-bearing demand deposit accounts and a $733,000 decrease in savings accounts, due to customers utilizing their deposits or moving deposits to higher yielding deposit products. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The increase in certificates of deposit was due to offering deposit specials to maintain current certificate of deposit customers and utilization of brokered deposits. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $38.1 million and $43.7 million, or 11.0% and 14.4% of total deposits at September 30, 2024 and December 31, 2023, respectively.

Total borrowings from the FHLB decreased $9.9 million, or 17.9%, to $45.2 million at September 30, 2024 from $55.1 million at December 31, 2023 due to advances that matured during 2024 that were not replaced.

Stockholders’ Equity. Stockholders’ equity increased $703,000, or 1.5%, to $47.7 million at September 30, 2024 from $47.0 million at December 31, 2023. The increase was due to net income of $1.1 million and the reduction in accumulated other comprehensive loss of $934,000, partially offset by the repurchase of 130,827 shares of common stock for $1.7 million.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

General. Net income decreased $109,000, or 21.2%, to $404,000 for the three months ended September 30, 2024 from $513,000 for the three months ended September 30, 2023. The $109,000 period over period decrease in earnings was attributable to a $1.1 million increase in interest expense and a $119,000 increase in noninterest expense, partially offset by an $872,000 increase in interest and dividend income, a $106,000 decrease in the provision for credit losses, an $89,000 increase in noninterest income and a $30,000 decrease in income tax expense.

Interest and dividend income. Total interest and dividend income increased $872,000, or 17.0%, to $6.0 million for the three months ended September 30, 2024 from $5.1 million for the three months ended September 30, 2023. The increase in interest and dividend income was primarily the result of a $34.6 million increase period over period in the average balance of interest-earning assets, driven by a $23.0 million increase in average loan balances and a $16.6 million increase in the average balance of cash and cash equivalents, partially offset by a $4.9 million decrease in average balance of debt and equity securities available for sale and a $47,000 decrease in the average balance of restricted stocks. The increase was also due to a 39 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.46% for the three months ended September 30, 2024 from 5.07% for the three months ended September 30, 2023.

Interest income on loans, including fees, increased $690,000, or 15.8%, to $5.1 million for the three months ended September 30, 2024 as compared to $4.4 million for the three months ended September 30, 2023, reflecting a 45 basis points increase in the average yield on loans to 5.80% for the three months ended September 30, 2024 from 5.35% for the three months ended September 30, 2023 and an increase in the average balance of loans to $347.9 million for the three months ended September 30, 2024 from $324.9 million for the three months ended September 30, 2023. The average yield on loans increased as a result of the higher interest rate environment as new loans were originated at higher rates and the increase in the variable rate loan yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks decreased $52,000, or 15.4%, to $285,000 for the three months ended September 30, 2024 from $337,000 for the three months ended September 30, 2023. The decrease in interest income on debt and equity securities of $58,000 for the three months ended September 30, 2024 from the three months ended September 30, 2023 was due to a decrease in the average balance of debt and equity securities of $4.9 million, or 12.0%, to $36.1 million for the three months ended September 30, 2024 from $41.0 million for the three months ended September 30, 2023 and a 26 basis points decrease in the average yield on debt and equity securities to 2.58% for the three months ended September 30, 2024 from 2.84% for the three months ended September 30, 2023. The decreases in the average balance and average yields of debt and equity securities was primarily due to the purchase of higher yielding treasury securities during the three months ended September 30, 2023 as compared to the current year period. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $6,000 for the three months ended September 30, 2024 from the three months ended September 30, 2023 due to a 117 basis points increase in the average yield on restricted stocks to 8.54% for the three months ended September 30, 2024 from 7.37% for the three months ended September 30, 2023, partially offset by a decrease in the average balance of restricted stocks of $47,000, or 1.9%, to $2.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks decreased due to decreases in Federal Home Loan Bank borrowings that requires a decrease in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $234,000, or 55.5%, to $656,000 for the three months ended September 30, 2024, from $422,000 for the three months ended September 30, 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $16.6 million, or 47.8%, to $51.4 million for the three months ended September 30, 2024 from $34.8 million for the three months ended September 30, 2023 and an increase in the average yield on cash and cash equivalents of 23 basis points to 5.08% for the three months ended September 30, 2024 from 4.85% for the three months ended September 30, 2023, as a result of the higher interest rate environment.

Interest expense. Interest expense increased $1.1 million, or 51.8%, to $3.2 million for the three months ended September 30, 2024 20from $2.1 million for the three months ended September 30, 2023 as a result of increases in interest expense on deposits and borrowings in the higher interest rate environment. The increase was due to a 76 basis points increase in the average cost of interest-bearing liabilities from 2.66% for the three months ended September 30, 2023 to 3.42% for the three months ended September 30, 2024 and an increase in the average balance of interest-bearing liabilities of $58.4 million to $370.3 million for the three months ended September 30, 2024 from $312.0 million for the three months ended September 30, 2023.

Interest expense on deposits increased $1.1 million, or 66.0%, to $2.7 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023 as a result of an 89 basis points increase in the average cost of interest-bearing deposits and an increase of $59.6 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 142 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 4.58% for the three months ended September 30, 2024 from 3.16% for the three months ended September 30, 2023. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 25 basis points to 2.18% for the three months ended September 30, 2024 from 1.93% for the three months ended September 30, 2023. The increase in rates was due to the higher interest rate environment and increased competition for deposits. An increase of $39.4 million in the average balance of certificates of deposit to $160.9 million for the three months ended September 30, 2024 from $121.5 million for the three months ended September 30, 2023 was due to promotional specials to increase deposits in the higher rate environment. An increase in the average balance of our transaction accounts by $20.2 million to $160.0 million for the three months ended

September 30, 2024 from $139.8 million for the three months ended September 30, 2023 was due to continued strategies to grow deposits through relationship banking.

Interest expense on Federal Home Loan Bank borrowings increased $1,000, or 0.2%, to $454,000 for the three months ended September 30, 2024 from $453,000 for the three months ended September 30, 2023. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 16 basis points to 3.66% for the three months ended September 30, 2024 from 3.50% for the three months ended September 30, 2023 as higher cost Federal Home Loan Bank borrowings were incurred to increase liquidity. There was a decrease of $1.2 million in the average balance of Federal Home Loan Bank borrowings to $49.4 million for the three months ended September 30, 2024 from $50.6 million for the three months ended September 30, 2023 as a result of maturing Federal Home Loan Bank borrowings that were not replaced.

Net interest income. Net interest income decreased $215,000, or 7.1%, to $2.8 million for the three months ended September 30, 2024 as compared to $3.0 million for the three months ended September 30, 2023. The decrease in net interest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the increases in interest expense on deposits and borrowings and a decrease in interest income on debt securities available-for-sale, partially offset by increases in interest income on loans and cash and cash equivalents. Average net interest-earning assets decreased by $23.7 million to $67.4 million for the three months ended September 30, 2024 from $91.1 million for the three months ended September 30, 2023. Our net interest margin decreased 43 basis points to 2.57% for the three months ended September 30, 2024 from 3.00% for the three months ended September 30, 2023. Our net interest rate spread decreased 37 basis points to 2.04% for the three months ended September 30, 2024 from 2.41% for the three months ended September 30, 2023.

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

Based on our evaluation of the above factors, we recorded a $34,000 provision for credit losses for the three months ended September 30, 2024 compared to $140,000 for the three months ended September 30, 2023. The decrease in provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. The allowance for credit losses on loans was $4.4 million, or 1.27%, of loans outstanding at September 30, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$49	$39	$10	25.6%
Gain (loss) on equity securities	29	(24)	53	220.8
Bank owned life insurance income	55	50	5	10.0
Debit card income	54	59	(5)	(8.5)
Other service charges	21	20	1	5.0
Other income	66	41	25	61.0
Total noninterest income	$274	$185	$89	48.1%

Noninterest income increased by $89,000, or 48.1%, to $274,000 for the three months ended September 30, 2024 from $185,000 for the three months ended September 30, 2023. The increase in noninterest income resulted primarily from the increases in gain (loss) on equity securities of $53,000 and an increase in other income of $25,000. The gain (loss) on equity securities increased $53,000 due to $29,000 of gain in the third quarter of 2024, compared to $24,000 of loss in the third quarter of 2023. Other income increased $25,000 primarily due to loan related fee income of $57,000 and $22,000 for the three months ended September 30, 2024 and 2023, respectively, earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,358	$1,279	$79	6.2%
Occupancy and equipment	153	180	(27)	(15.0)
Data and item processing	335	268	67	25.0
Advertising and marketing	46	60	(14)	(23.3)
Professional fees	197	170	27	15.9
Directors’ fees	107	107	—	—
FDIC insurance premiums	53	46	7	15.2
Pennsylvania shares tax	74	72	2	2.8
Debit card expenses	39	44	(5)	(11.4)
Other	189	206	(17)	(8.3)
Total noninterest expenses	$2,551	$2,432	$119	4.9%

Noninterest expenses increased $119,000, or 4.9%, to $2.6 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits of $79,000 and an increase in data and item processing of $67,000. Salaries and employee benefits increased $79,000 primarily due to the hiring of additional full-time equivalent employees and annual salary increases. Data and item processing increased $67,000 as the Company continues to invest in our information technology infrastructure.

Income tax expense. Income tax expense decreased $30,000, or 21.3%, to $111,000 for the three months ended September 30, 2024 from $141,000 for the three months ended September 30, 2023. The effective tax rates were 21.6% for  both the three month periods ended September 30, 2024 and 2023. The decrease in income tax expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a decrease in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$347,868	$5,070	5.80%	$324,867	$4,380	5.35%
Debt and equity securities	36,112	234	2.58%	41,052	292	2.84%
Restricted stocks	2,375	51	8.54%	2,422	45	7.37%
Cash and cash equivalents	51,371	656	5.08%	34,761	422	4.85%
Total interest-earning assets	437,726	6,011	5.46%	403,102	5,139	5.07%
Noninterest-earning assets	10,069			14,757
Total assets	$447,795			$417,859

Interest-bearing liabilities:
Interest-bearing demand deposits	$96,612	494	2.03%	$77,833	413	2.11%
Savings deposits	12,351	8	0.26%	14,821	12	0.31%
Money market deposits	51,045	375	2.92%	47,169	252	2.12%
Certificates of deposit	160,919	1,854	4.58%	121,506	968	3.16%
Total interest-bearing deposits	320,927	2,731	3.39%	261,329	1,645	2.50%
Long-term borrowings	49,399	454	3.66%	50,633	453	3.50%
Total interest-bearing liabilities	370,326	3,185	3.42%	311,962	2,098	2.66%
Noninterest-bearing demand deposits	25,481			50,978
Other noninterest-bearing liabilities	4,886			3,970
Total liabilities	400,693			366,910
Stockholders' equity	47,102			50,949
Total liabilities and stockholders' equity	$447,795			$417,859
Net interest income		$2,826			$3,041
Net interest rate spread (1)			2.04%			2.41%
Net interest-earning assets (2)	$67,400			$91,140
Net interest margin (3)			2.57%			3.00%
Average interest-earning assets to interest-bearing liabilities	118.20%			129.22%
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
(6)	Annualized.

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

	Three Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$309	$381	$690
Debt and equity securities	(35)	(23)	(58)
Restricted stocks	(1)	7	6
Cash and cash equivalents	202	32	234
Total interest-earning assets	475	397	872

Interest-bearing liabilities:
Interest-bearing demand deposits	100	(19)	81
Savings deposits	(2)	(2)	(4)
Money market deposits	21	102	123
Certificates of deposit	313	573	886
Total deposits	432	654	1,086
Borrowings	(11)	12	1
Total interest-bearing liabilities	421	666	1,087
Change in net interest income	$54	$(269)	$(215)

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023

General. Net income decreased $419,000, or 27.7%, to $1.1 million for the nine months ended September 30, 2024 from $1.5 million for the nine months ended September 30, 2023. The $419,000 period over period decrease in earnings was attributable to a $4.1 million increase in interest expense and a $146,000 increase in noninterest expense, partially offset by a $3.0 million increase in interest and dividend income, a $603,000 decrease in the provision for credit losses, a $119,000 decrease in income tax expense and a $69,000 increase in noninterest income.

Interest and dividend income. Total interest and dividend income increased $3.0 million, or 20.6%, to $17.6 million for the nine months ended September 30, 2024 from $14.6 million for the nine months ended September 30, 2023. The increase in interest and dividend income was primarily the result of a $45.3 million increase period over period in the average balance of interest-earning assets, driven by a $25.5 million increase in average loan balances, a $19.1 million increase in the average balance of cash and cash equivalents, a $550,000 increase in average balance of debt and equity securities available for sale and a $99,000 increase in the average balance of restricted stocks. The increase was also the result of a 39 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.36% for the nine months ended September 30, 2024 from 4.97% for the nine months ended September 30, 2023.

Interest income on loans, including fees, increased $1.9 million, or 15.5%, to $14.5 million for the nine months ended September 30, 2024 as compared to $12.5 million for the nine months ended September 30, 2023, reflecting an increase in the average balance of loans to $341.1 million for the nine months ended September 30, 2024 from $315.6 million for the nine months ended September 30, 2023 and a 37 basis points increase in the average yield on loans to 5.67% for the nine months ended September 30, 2024 from 5.30% for the nine months ended September 30, 2023. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending. The average yield on loans increased as a result of the higher interest rate environment as new loans were originated at higher rates and the increase in the variable rate loan yields.

Interest income on securities and restricted stocks increased $125,000, or 16.9%, to $863,000 for the nine months ended September 30, 2024 from $738,000 for the nine months ended September 30, 2023. The increase in interest income on debt and equity securities of $97,000 for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 was due to a 32 basis points increase in the average yield on debt and equity securities to 2.54% for the nine months ended September 30, 2024 from 2.22% for the nine months ended September 30, 2023 and an increase in the average balance of debt and equity securities of $550,000, or 1.5%, to $37.2 million for the nine months ended September 30, 2024 from $36.6 million for the nine months ended September 30, 2023. The increases in the average yield and the average balance of debt and equity securities was primarily due to the purchase of higher yielding short term agency bonds, corporate bonds and treasury securities during the nine months ended September 30, 2024 as compared to the prior year period. Restricted stock income is also included in the interest income on securities. Restricted stock income increased $28,000 for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 due to a 123 basis points increase in the average yield on restricted stocks to 8.50% for the nine months ended September 30, 2024 from 7.27% for the nine months ended September 30, 2023 and due to an increase in the average balance of restricted stocks of $99,000, or 4.2%, to $2.5 million for the nine months ended September 30, 2024 from $2.4 million for the nine months ended September 30, 2023. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend increasing and the average balance in restricted stocks increased due to increases in average Federal Home Loan Bank borrowings that requires an increase in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents increased $932,000, or 72.6%, to $2.2 million for the nine months ended September 30, 2024, from $1.3 million for the nine months ended September 30, 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $19.1 million, or 50.8%, to $56.7 million for the nine months ended September 30, 2024 from $37.6 million for the nine months ended September 30, 2023 and an increase in the average yield on cash and cash equivalents of 67 basis points to 5.22% for the nine months ended September 30, 2024 from 4.55% for the nine months ended September 30, 2023 as a result of the higher interest rate environment.

Interest expense. Interest expense increased $4.1 million, or 77.5%, to $9.3 million for the nine months ended September 30, 2024 20from $5.2 million for the nine months ended September 30, 2023 as a result of increases in interest expense on deposits and borrowings in the higher interest rate environment. The increase was due to a 109 basis points increase in the average cost of interest-bearing liabilities from 2.25% for the nine months ended September 30, 2023 to 3.34% for the nine months ended September 30, 2024 and an increase in the average balance of interest-bearing liabilities of $60.8 million to $372.2 million for the nine months ended September 30, 2024 from $311.3 million for the nine months ended September 30, 2023.

Interest expense on deposits increased $3.9 million, or 99.4%, to $7.9 million for the nine months ended September 30, 2024 from $4.0 million for the nine months ended September 30, 2023 as a result of a 127 basis points increase in the average cost of interest-bearing deposits and an increase of $59.6 million in the average balance of our interest-bearing deposits. The increase in the average cost of deposits was primarily due to a 169 basis points increase in the average cost of certificates of deposit, traditionally our higher costing deposits, to 4.44% for the nine months ended September 30, 2024 from 2.75% for the nine months ended September 30, 2023. The average cost of transaction accounts, traditionally our lower costing deposit accounts, consisting of demand, savings, and money market accounts increased 73 basis points to 2.17% for the nine months ended September 30, 2024 from 1.44% for the nine months ended September 30, 2023. The increase in rates was due to the higher interest rate environment and an increased competition for deposits. An increase of $40.9 million in the average balance of certificates of deposit to $158.3 million for the nine months ended September 30, 2024 from $117.4 million for the nine months ended September 30, 2023 was due to promotional specials to increase deposits in the higher rate environment. An increase in the average balance of our transaction accounts by $18.6 million to $162.8 million for the nine months ended September 30, 2024 from $144.2 million for the nine months ended September 30, 2023 was due to continued strategies to grow deposits through relationship banking.

Interest expense on Federal Home Loan Bank borrowings increased $129,000, or 10.0%, to $1.4 million for the nine months ended September 30, 2024 from $1.3 million for the nine months ended September 30, 2023. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average cost of these funds of 29 basis points to 3.70% for the nine months ended September 30, 2024 from 3.41% for the nine months ended September 30, 2023 as higher cost Federal Home Loan Bank borrowings were incurred to increase liquidity. There was an increase of $1.3 million in the average balance of Federal Home Loan Bank borrowings to $51.1 million for the nine months ended September 30, 2024 from $49.8 million for the nine months ended September 30, 2023 as a result of using Federal Home Loan Bank borrowings to fund loan growth and increase liquidity.

Net interest income. Net interest income decreased $1.1 million, or 11.4%, to $8.2 million for the nine months ended September 30, 2024 as compared to $9.3 million for the nine months ended September 30, 2023. The decrease in net interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the increases in interest expense on deposits and borrowings, partially offset by increases in interest income on loans, cash and cash equivalents and debt securities available-for-sale. Average net interest-earning assets decreased by $15.6 million to $65.3 million for the nine months ended September 30, 2024 from $80.9 million for the nine months ended September 30, 2023. Our net interest margin decreased 66 basis points to 2.52% for the nine months ended September 30, 2024 from 3.18% for the nine months ended September 30, 2023. Our net interest rate spread decreased 70 basis points to 2.02% for the nine months ended September 30, 2024 from 2.72% for the nine months ended September 30, 2023.

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

Based on our evaluation of the above factors, we recorded a $33,000 reversal of the provision for credit losses for the nine months ended September 30, 2024 compared to a $570,000 provision for credit losses for the nine months ended September 30, 2023. The reversal of provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. The allowance for credit losses on loans was $4.4 million, or 1.27%, of loans outstanding at September 30, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$146	$130	$16	12.3%
Gain (loss) on equity securities	17	(24)	41	170.8
Bank owned life insurance income	162	141	21	14.9
Debit card income	157	165	(8)	(4.8)
Other service charges	58	87	(29)	(33.3)
Loss on disposal of premises and equipment	—	(40)	40	100.0
Other income	111	123	(12)	(9.8)
Total noninterest income	$651	$582	$69	11.9%

Noninterest income increased by $69,000, or 11.9%, to $651,000 for the nine months ended September 30, 2024 from $582,000 for the nine months ended September 30, 2023. The increase in noninterest income resulted primarily from the increase in gain (loss) on equity securities of $41,000 and by no loss on disposal of premises and equipment for the 2024 period compared to a loss of $40,000 for the 2023 period from replacing the non-depository ATMs with full functioning ATMs, partially offset by a decrease in other service charges of $29,000. The gain (loss) on equity securities increased $41,000 due to $17,000 of gain for the nine months ended September 30, 2024, compared to $24,000 of loss for the nine months ended September 30, 2023. Other service charges decreased $29,000 primarily due to $31,000 of late fee recoveries on two non-accrual loans that paid off in the second quarter of 2023.

Noninterest Expenses. Noninterest expenses information is as follows.

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$4,040	$3,970	$70	1.8%
Occupancy and equipment	486	521	(35)	(6.7)
Data and item processing	915	798	117	14.7
Advertising and marketing	136	158	(22)	(13.9)
Professional fees	555	515	40	7.8
Directors’ fees	321	322	(1)	(0.3)
FDIC insurance premiums	172	138	34	24.6
Pennsylvania shares tax	226	221	5	2.3
Debit card expenses	119	118	1	0.8
Other	566	629	(63)	(10.0)
Total noninterest expenses	$7,536	$7,390	$146	2.0%

Noninterest expenses increased $146,000, or 2.0%, to $7.5 million for the nine months ended September 30, 2024 as compared to $7.4 million for the same prior year period. The increase in noninterest expenses was primarily the result of an increase in data and item processing expense of $117,000 and an increase in salaries and employee benefits of $70,000, partially offset by a decrease in other expenses of $63,000. Data and item processing expense increased $117,000 as the Company continues to invest in our information technology infrastructure. Salaries and employee benefits increased $70,000 primarily due to the hiring of additional full-time equivalent employees and annual salary increases. Other expenses decreased by $63,000 primarily as the result of a decrease in dues and subscriptions expenses.

Income tax expense. Income tax expense decreased $119,000, or 28.3%, to $301,000 for the nine months ended September 30, 2024 from $420,000 for the nine months ended September 30, 2023. The effective tax rates were 21.6% and 21.8% for the nine month periods ended September 30, 2024 and 2023, respectively. The decrease in income tax expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a decrease in income before income taxes and relatively consistent levels of income not subject to taxes.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$341,132	$14,477	5.67%	$315,647	$12,533	5.30%
Debt and equity securities	37,187	707	2.54%	36,637	610	2.22%
Restricted stocks	2,452	156	8.50%	2,353	128	7.27%
Cash and cash equivalents	56,738	2,216	5.22%	37,617	1,284	4.55%
Total interest-earning assets	437,509	17,556	5.36%	392,254	14,555	4.97%
Noninterest-earning assets	10,086			9,893
Total assets	$447,595			$402,147

Interest-bearing liabilities:
Interest-bearing demand deposits	$99,448	1,545	2.08%	$77,795	836	1.44%
Savings deposits	12,785	24	0.25%	18,278	64	0.47%
Money market deposits	50,553	1,071	2.83%	48,083	649	1.80%
Certificates of deposit	158,307	5,257	4.44%	117,377	2,412	2.75%
Total interest-bearing deposits	321,093	7,897	3.29%	261,533	3,961	2.02%
Borrowings	51,083	1,415	3.70%	49,806	1,286	3.41%
Total interest-bearing liabilities	372,176	9,312	3.34%	311,339	5,247	2.25%
Noninterest-bearing demand deposits	23,818			40,702
Other noninterest-bearing liabilities	4,601			3,475
Total liabilities	400,595			355,516
Stockholders' equity	47,000			46,631
Total liabilities and stockholders' equity	$447,595			$402,147
Net interest income		$8,244			$9,308
Net interest rate spread (1)			2.02%			2.72%
Net interest-earning assets (2)	$65,333			$80,915
Net interest margin (3)			2.52%			3.18%
Average interest-earning assets to interest-bearing liabilities	117.55%			125.99%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Nine Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,011	$933	$1,944
Debt and equity securities	9	88	97
Restricted stocks	5	23	28
Cash and cash equivalents	651	281	932
Total interest-earning assets	1,676	1,325	3,001

Interest-bearing liabilities:
Interest-bearing demand deposits	233	476	709
Savings deposits	(19)	(21)	(40)
Money market deposits	33	389	422
Certificates of deposit	843	2,002	2,845
Total deposits	1,090	2,846	3,936
Borrowings	33	96	129
Total interest-bearing liabilities	1,123	2,942	4,065
Change in net interest income	$553	$(1,617)	$(1,064)

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at September 30, 2024 or as of December 31, 2023.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family residential	$105	$149
Commercial	1,002	1,065
Construction	—	—
Commercial and industrial	163	207
Consumer and other	—	—
Total nonaccrual loans	1,270	1,421

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,270	$1,421
Foreclosed assets	—	—
Total non-performing assets	$1,270	$1,421

Total non-performing loans to total loans	0.36%	0.44%
Total nonaccrual loans to total loans	0.36%	0.44%
Total non-performing assets to total assets	0.28%	0.32%

Non-performing loans were $1.3 million, or 0.36% of total loans, at September 30, 2024 and $1.4 million, or 0.44% of total loans, at December 31, 2023. During the nine months ended September 30, 2024, two commercial real estate loans for $655,000 at December 31, 2023 returned to accrual status and one commercial real estate loan for $499,000 at September 30, 2024 was placed on non-accrual status. In addition, payments on nonaccrual loans resulted in the decrease in overall nonaccrual loans.

Allowance for credit losses on loans. The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)		(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,500	$4,314	$4,511	$3,992
Provision for credit losses - on loans	39	153	25	602
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	(115)	—	(115)	—
Construction	—	—	—	—
Commercial and industrial	—	—	—	(144)
Consumer and other	—	—	(6)	—
Total charge-offs	(115)	—	(121)	(144)

Recoveries:
Real estate:
One- to four-family residential	—	—	—	15
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial and industrial	2	1	5	3
Consumer and other	4	—	10	—
Total recoveries	6	1	15	18

Net recoveries (charge-offs)	(109)	1	(106)	(126)

Allowance for credit losses at end of period	$4,430	$4,468	$4,430	$4,468

Allowance to nonaccrual loans	348.82%	548.89%	348.82%	548.89%
Allowance to total loans outstanding at the end of the period	1.27%	1.35%	1.27%	1.35%
Net charge-offs to average loans outstanding during the period (annualized)	0.12%	—%	0.04%	0.05%

The provision for credit losses decreased $106,000, or 75.7%, to $34,000 for the three months ended September 30, 2024 from a provision of $140,000 for the three months ended September 30, 2023. The provision for credit losses decreased $603,000, or 105.8%, to ($33,000) for the nine months ended September 30, 2024 from a provision of $570,000 for the nine months ended September 30, 2023. The decrease in the provision for credit losses for both periods was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. Charge-offs of $115,000 and $121,000 was taken in the three and nine months ended September 30, 2024, respectively, compared to $-0- and $144,000 for the same periods in 2023, respectively. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has remained strong at September 30, 2024. The allowance to total loans outstanding was 1.27% at September 30, 2024, decreasing from 1.38% at December 31, 2023.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At September 30, 2024, we had the ability to borrow approximately $199.5 million from the Federal Home Loan Bank of Pittsburgh, of which $45.2 million had been advanced in addition to $9.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at September 30, 2024, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the nine months ended September 30, 2024 except to do our annual testing on the lines.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the nine months ended September 30, 2024 and 2023, our liquidity ratio averaged 15.7% and 13.1%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $54.5 million. Unpledged debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.2 million at September 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2024, totaled $147.0 million, or 86.3% of our certificates of deposit, and 41.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At September 30, 2024, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September

30, 2024, we had outstanding commitments to originate loans of $26.8 million, unused lines of credit totaling $12.6 million and $8.3 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $147.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the quarter ended September 30, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2024:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	July 1 through July 31, 2024	15,000	$14.72	15,000	71,882
	August 1 through August 31, 2024	—	—	—	71,882
	September 1 through September 30, 2024	—	—	—	71,882
	Total	15,000	$14.72	15,000	71,882

(1)	On May 6, 2024, the Company announced it has adopted a second stock repurchase program for up to approximately 5% of its outstanding stock, or 130,382 shares of its common stock. The repurchase programs permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 13, 2024

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)