Form 10-K
period 2024-12-31
PB Bankshares, Inc.
filed 2025-03-28
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

\

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2024 was $28,484,000.

As of March 26, 2025 there were 2,552,115 shares outstanding of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•political instability or civil unrest;
•acts of war or terrorism;
•acts of public health crises such as epidemics or pandemics;
•the impact of international trade policies, including tariffs;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•	the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•	the fiscal and monetary policies of the federal government and its agencies; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.

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

The Company is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking and Securities (the “Pennsylvania Department of Banking”). At December 31, 2024, the Company had total consolidated assets of $451.3 million, total deposits of $354.2 million and total stockholders’ equity of $48.7 million.

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

Market Area

We conduct our business from our main office and three branch offices, which are located in Chester and Lancaster Counties, Pennsylvania. In recent years, we have expanded our operations into Lebanon, Dauphin and Cumberland Counties, Pennsylvania. In 2021, we opened a loan production office in Harrisburg (Dauphin County) and in 2024 we opened an administrative office in Lancaster (Lancaster County). In future years, we expect to establish one or two additional loan production offices to support lending teams operating in our market area. The following discusses the demographics of the counties in which we currently operate.

Chester County’s total population for 2024 is estimated at 553,000, approximately 10.60% growth since 2010. Chester County’s population growth is projected to be 2.28% between 2024 and 2028. A relatively high percentage of Chester County’s non-farm, non-government workforce is in the services industry sector, estimated at over 30% of the labor force. Other significant employer industries in the county include education, healthcare and social services at an aggregate 24% of the labor force and finance/insurance/real estate at 19% of the labor force. Median household income for 2024 in Chester County is estimated to be $125,000.

Lancaster County’s total population for 2024 is estimated at 561,000, approximately 7.72% growth since 2010. Lancaster County’s population growth is projected to be 1.38% between 2024 and 2028. Education, healthcare and social services industry represents in the aggregate over 24% of the labor force. Other significant employer industries in Lancaster County include services and retail trade. Median household income in Lancaster County for 2024 is estimated to be $83,000.

Dauphin County is home to the Commonwealth’s capital city of Harrisburg. Dauphin County’s total population for 2024 is estimated at 290,000, approximately 8.01% growth since 2010. Dauphin County’s population growth is projected to be 0.94% between 2024 and 2028. The services industry represents 31% of the labor force. Other significant employer industries include education, healthcare and social services and finance/insurance/real estate. Median household income in Dauphin County for 2024 is estimated to be $76,000.

We also serve customers in Cumberland and Lebanon Counties. With total populations of 273,000 and 145,000, respectively, estimated for 2024, Cumberland county was one of the fastest growing counties in Pennsylvania since 2010 at 15.70% growth since 2010.

Unemployment rates as of December 2024 and 2023 are set forth in the following table.

Region	December 2024	December 2023
United States	4.1%	3.7%
Pennsylvania	3.7%	3.5%
Chester County	2.4%	2.1%
Lancaster County	2.6%	2.3%
Dauphin County	3.2%	2.7%
Cumberland County	2.6%	2.2%
Lebanon County	2.6%	2.3%

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

As of June 30, 2024 (the latest date for which information is available), our deposit market share was 1.4% in Chester County, Pennsylvania and less than 1.0% of total deposits in Lancaster County, Pennsylvania.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. At December 31, 2024 and 2023, we had no loans held for sale.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate:
One- to four-family residential	$103,573	29.61%	$108,534	33.23%
Commercial	205,164	58.66	184,868	56.60
Construction	10,492	3.00	10,805	3.31
Commercial and industrial	21,278	6.08	16,552	5.07
Consumer and other	9,257	2.65	5,836	1.79
	349,764	100.00%	326,595	100.00%
Less:
Net deferred loan fees	(595)		(702)
Allowance for credit losses	(4,356)		(4,511)
Total loans	$344,813		$321,382

Contractual Maturities. The following table summarizes the scheduled repayments of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential	Commercial		Commercial	Consumer
	Real Estate	Real Estate	Construction	and Industrial	and Other	Total

	(In thousands)
Amounts due in:
One year or less	$3,181	$6,252	$533	$10,917	$5,018	$25,901
More than one to five years	2,327	1,318	6,572	3,801	2	14,020
More than five to 15 years	54,156	175,721	3,387	6,560	4,237	244,061
More than 15 years	43,909	21,873	—	—	—	65,782
Total	$103,573	$205,164	$10,492	$21,278	$9,257	$349,764

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family residential	$45,394	$54,998	$100,392
Commercial	12,214	186,698	198,912
Construction	1,426	8,533	9,959
Commercial and industrial	6,335	4,026	10,361
Consumer and other	2	4,237	4,239
Total loans	$65,371	$258,492	$323,863

Commercial Real Estate Lending. Consistent with our strategy to manage the interest rate risk of our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2024, we had $205.2 million in commercial real estate loans, representing 58.7% of our total loan portfolio.

Our commercial real estate loans generally have fixed rates with terms of three, five, seven or ten years and amortization terms of 20 to 30 years, with a balloon payment due at the end of the term. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. Our commercial real estate loans are typically secured by medical, industrial, warehouse, retail or other commercial properties. We originate a moderate number of multi-family loans generally secured by apartment buildings. At December 31, 2024, of the commercial real estate loans that were stress tested the three largest collateral categories were $25.5 million of hotels, $24.3 million of multi-family real estate and $20.6 million of strip malls. At December 31, 2024, the average principal loan balance of our outstanding commercial real estate loans was $664,000, and the largest of such loans was a $5.4 million loan secured by a strip mall in our market area originated in March 2024. This loan was performing in accordance with its terms at December 31, 2024.

We also originate first mortgage loans secured by farmland. At December 31, 2024, farmland loans totaled $4.1 million, or 2.0% of our commercial real estate loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate as published in The Wall Street Journal with terms up to 10 years and amortization schedules of up to 25 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. Generally, we obtain personal guarantees from the borrower on all loans secured by farmland.

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

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2024, one- to four-family residential real estate loans totaled $103.6 million, or 29.6% of our total loan portfolio. At December 31, 2024, we had $91.5 million of our one- to four-family residential real estate loans in the first lien position and $12.1 million in a junior lien position. The average principal loan balance of our one- to four-family residential real estate loans was $134,000 at December 31, 2024.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. However, as we continue to diversify our loan portfolio and increase our income sources, we may seek to sell one- to four-family residential real estate loans that we originate in the future into the secondary market. We currently primarily originate adjustable-rate one- to four-family residential real estate loans, but we do, on a much more limited basis, originate fixed-rate long-term loans. At December 31, 2024, $45.4 million, or 45.2% of our one- to four-family residential real estate loans had fixed rates of interest, and $55.0 million, or 54.8% of our one- to four-family residential real estate loans, had adjustable rates of interest for loans due after one year. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans without penalty. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the purchase price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 85%.

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

At December 31, 2024, we had $32.7 million, or 31.6% of the one- to four-family residential real estate loan portfolio, secured by non-owner occupied properties. In cases where the borrower (owner of the property) is not the resident, we generally require personal guarantees from the principals owning these properties, and we will not make loans in excess of 85% loan to value on non-owner-occupied properties. The interest rate on these loans are generally fixed for up to five years.

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

Our one- to four-family residential real estate loans also include home equity lines of credit. Our home equity lines of credit are secured by either first mortgages or second mortgages on owner-occupied one- to four-family residences. At December 31, 2024, we had $9.6 million of outstanding home equity lines of credit. At December 31, 2024, the unadvanced portion of home equity lines of credit totaled $12.4 million.

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

Construction Lending. We originate construction loans for the purchase of developed lots, for the construction of single-family residences and commercial real estate. Most of our construction loans are interest-only loans that provide for the payment of only interest during the construction phase, which is usually up to 6 to 24 months, although some commercial construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. A third party reviews and inspects each project at every advance or at pre-established benchmarks, prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed upon the inspector’s approval. At December 31, 2024, we had $10.5 million of construction loans, representing 3.0% of our total loan portfolio. At December 31, 2024, the average principal loan balance of our outstanding construction loans was $389,000, and the largest of such loans was a

$3.8 million loan secured by site improvements for a residential single-family subdivision in our market area originated in March 2021. This loan was performing in accordance with its terms at December 31, 2024.

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

Commercial and Industrial Lending. At December 31, 2024, we had $21.3 million of commercial and industrial loans, representing 6.1% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms of up to 12 months that are due on demand and subject to annual renewal. We have developed relationships with professional organizations such as accounting firms, law firms and medical practices. Our commercial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to all commercial and industrial lines of credit. At December 31, 2024, the average loan size of our commercial and industrial loans was $168,000, and our largest outstanding commercial and industrial loan balance was a $3.8 million loan to a supplier and installer of specialty building products in our market area originated in October 2022. This loan was performing in accordance with its terms at December 31, 2024.

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

Consumer and Other Lending. We offer on a limited basis consumer loans to individuals secured by deposit accounts and other assets. At December 31, 2024, our consumer and other loan portfolio totaled $9.3 million, or 2.6% of our total loan portfolio. At December 31, 2024, the average principal loan balance of our outstanding consumer and other loans was $326,000, and the largest of such loans was a $4.5 million loan to a bank holding company originated in October 2021. This loan was performing in accordance with its terms at December 31, 2024.

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

We purchase commercial loan participations secured by properties primarily within the Commonwealth of Pennsylvania in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $9.5 million, or 2.7% of our loan portfolio, of which all $9.5 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2024, we had participated out portions of loans with an aggregate principal balance of $28.7 million. We have not purchased whole loans.

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $7.0 million as of December 31, 2024. At December 31, 2024, our largest credit relationship totaled $6.1 million, consisting of three loans secured by commercial and one- to four-family residential real estate. At December 31, 2024, this loan relationship was performing in accordance with its current terms.

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

The approval of three of the following: Chief Risk and Credit Officer, Chief Banking Officer, Credit Manager or Relationship Manager are required for approval of secured commercial, residential and consumer loans up to and including $1.0 million. The approval of the Chief Executive Officer or Chief Risk and Credit Officer and two of the following: Chief Banking Officer, Credit Manager, or Relationship Manager are required for approval of secured commercial, residential and consumer loans greater than $1.0 million and up to and including $2.0 million. Officer Loan Committee approval is also required for all loans up to and including $2.0 million. Consumer and residential loans under $750,000 can be approved by Officer Loan Committee regardless of exposure. Director Loan Committee approval is required for all loans in excess of $2.0 million up to and including our legal lending limit of $7.0 million. Unsecured loans in excess of $150,000 also require the approval of the Director Loan Committee. Board of Directors approval is required for all Regulation O loans.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30‑59 Days Past		90 or More	30‑59 Days Past	60‑89 Days Past	90 or More
	Due	60‑89 Days Past Due	Days Past Due	Due	Due	Days Past Due

	(In thousands)
Real estate:
One- to four-family residential	$190	$—	$24	$89	$—	$28
Commercial	376	—	488	—	655	—
Construction	—	—	—	—	—	—
Commercial and industrial	—	50	109	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$566	$50	$621	$89	$655	$28

Non-Performing Loans. Loans are reviewed on a biweekly basis and again by our credit committee on a monthly basis. Management classifies loans as non-performing when they are placed on nonaccrual status or when they are 90 days or more past due and still accruing interest. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method. Loans on nonaccrual status or which are 90 days or more and still accruing interest are generally individually evaluated in determining the related allowance for credit losses. The allowance for credit losses for these loans is generally determined using the fair value of any underlying collateral securing the loan. Collateral values used in determining the allowance for credit losses are reduced for selling costs if repayment is dependent upon the sale rather than the operation of the collateral.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at December 31, 2024 or as of December 31, 2023.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family residential	$99	$149
Commercial	864	1,065
Construction	—	—
Commercial and industrial	159	207
Consumer and other	—	—
Total nonaccrual loans	1,122	1,421

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,122	$1,421
Foreclosed assets	—	—
Total non-performing assets	$1,122	$1,421

Total non-performing loans to total loans	0.32%	0.44%
Total nonaccrual loans to total loans	0.32%	0.44%
Total non-performing assets to total assets	0.25%	0.32%

Non-performing loans decreased to $1.1 million, or 0.32% of total loans, at December 31, 2024 from $1.4 million, or 0.44% of total loans, at December 31, 2023. This decrease was due to a $655,000 well collateralized agricultural relationship being removed from non-performing commercial real estate loans due to paying as agreed for more than six months. The decrease was also due to $131,000 of payments and payoffs on the non-performing loans in 2024; that included: $49,000 of one- to four- family residential real estate loans, $34,000 of commercial real estate loans and $48,000 of commercial and industrial loans. The decrease in non-performing loans was partially offset by a $488,000 commercial real estate loan being added to non-performing commercial real estate loans in 2024.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management. At December 31, 2024, we had $992,000 of loans designated as “special mention.”

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

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2024	2023

	(In thousands)
Substandard loans	$1,949	$2,139
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$1,949	$2,139
Special mention loans	$992	$1,144

Classified loans decreased $190,000 or 8.9% at December 31, 2024 compared to December 31, 2023 due to loan payoffs and upgrades. Substandard loans at December 31, 2024 consisted of $1.1 million in nonaccrual loans and $1.3 million in loans that were current, including performing nonaccrual loans.

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

Allowance for Credit Losses on Loans. The following table sets forth activity in our allowance for credit losses on loans for the years indicated.

	At or For the Year Ended December 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,511	$3,992
Provision for credit losses - on loans	52	644
Charge-offs:
Real estate:
One- to four-family residential	—	—
Commercial	(223)	—
Construction	—	—
Commercial and industrial	—	(144)
Consumer and other	(12)	—
Total charge-offs	(235)	(144)

Recoveries:
Real estate:
One- to four-family residential	—	15
Commercial	—	—
Construction	—	—
Commercial and industrial	14	4
Consumer and other	14	—
Total recoveries	28	19

Net charge-offs	(207)	(125)

Allowance for credit losses at end of year	$4,356	$4,511

Allowance to nonaccrual loans	388.24%	317.45%
Allowance to total loans outstanding at the end of the year	1.25%	1.38%
Net charge-offs to average loans outstanding during the year	0.06%	0.04%

	For the Years Ended December 31,
	2024	2023

Net charge-offs to average loans outstanding during the year
Real estate:
One- to four-family residential	—%	—%
Commercial	0.11%	—%
Construction	—%	—%
Commercial and industrial	—%	0.56%
Consumer and other	—%	—%

Net charge-offs to average loans outstanding during the year	0.06%	0.04%

The provision for credit losses on loans decreased $592,000, or 91.9%, to $52,000 for 2024 from $644,000 for 2023 primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology. In 2024, there was one significant charge-off of $223,000 to fully charge-off a commercial real estate loan and the Company incurred $144,000 of charge-offs in 2023 to fully charge-off a commercial and industrial loan.

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

	At December 31,
	2024			2023
		Percent of			Percent of
		Allowance in Each	Percent of Loans		Allowance in Each
	Allowance	Category to Total	in	Allowance for	Category to Total	Percent of Loans in
	for Credit	Allocated	Each Category to	Loan	Allocated	Each Category to
	Losses on Loans	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Real estate:
One- to four-family residential	$1,045	24.73%	29.61%	$1,267	29.36%	33.23%
Commercial	2,710	64.14	58.66	2,637	61.10	56.60
Construction	93	2.20	3.00	112	2.58	3.31
Commercial and industrial	277	6.56	6.08	229	5.31	5.07
Consumer and other	100	2.37	2.65	71	1.65	1.79
Total allocated allowance	4,225	100.00%	100.00%	4,316	100.00%	100.00%
Unallocated	131			195
Total	$4,356			$4,511

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

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available-for-sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost. All of our debt securities are designated as available for sale. As of December 31, 2024 and 2023, we held no debt securities that were not carried at fair value through other comprehensive income (loss).

The amortized cost and fair value of debt securities available-for-sale at December 31, 2024, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$38,161	$37,806	2.24%
Due one year through five years	4,488	4,309	1.05
Due after five years through ten years	4,465	4,821	7.36
Mortgage-backed securities	1,526	1,496	4.73
Collateralized mortgage obligations	2,042	1,864	1.95

	$50,682	$50,296	3.17%

United States Governmental Agency Securities. At December 31, 2024, we had U.S. Government Agency securities totaling $20.2 million, which constituted 39.5% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero or 20% risk weighting for capital purposes and as collateral for borrowings. At December 31, 2024, United States government agency securities consisted of securities issued by Fannie Mae, Federal Home Loan Bank, Federal Farm Credit Bank, and Freddie Mac.

Corporate Bonds. At December 31, 2024, we had corporate bonds totaling $4.8 million, which constituted 9.4% of our securities portfolio. At December 31, 2024 corporate bonds consisted of investments in community bank issuers to achieve positive interest rate yields, at 100% risk weighting for capital purposes.

United States Treasury Securities. At December 31, 2024, we had U.S. treasury securities totaling $22.0 million, which constituted 43.0% of our securities portfolio. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings.

Mortgage-Backed Securities. At December 31, 2024, we had mortgage-backed securities totaling $1.5 million, which constituted 2.9% of our securities portfolio. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

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

Collateralized Mortgage Obligations. At December 31, 2024, we had collateralized mortgage obligations (“CMOs”) totaling $1.9 million, which constituted 3.6% of our securities portfolio. We invest in fixed-rate CMOs issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Mutual Fund. At December 31, 2024, we invested in one mutual fund-based Community Reinvestment Act fund totaling $808,000, which constituted 1.6% of our securities portfolio. The fund allows us the opportunity to invest in a vehicle that targets community development capital to our local market.

Other Securities. We held common stock of the Federal Home Loan Bank of Pittsburgh in connection with our borrowing activities totaling $2.1 million at December 31, 2024. The Federal Home Loan Bank of Pittsburgh common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Pittsburgh stock if we increase borrowings in the future. Additionally, we held common stock of Atlantic Community Bankers Bank in connection with membership requirements totaling $60,000 at December 31, 2024.

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

Deposits. Our deposits are generated primarily from residents, municipalities, non-profits and businesses within our market area. We offer a selection of deposit accounts, including savings accounts, demand deposit accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2024, we had $24.8 million in brokered deposits and $5.4 million in deposits acquired through listing services. At December 31, 2024, we had $43.2 million in deposits of public funds primarily in our market area.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024			2023
	Average Balance	Percent	Average Rate	Average Balance	Percent	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$24,150	6.97%	—%	$23,100	7.59%	—%
Interest-bearing demand deposits	99,722	28.79	2.05	96,631	31.74	1.36
Savings deposits	12,579	3.63	0.25	17,056	5.60	0.43
Money market deposits	50,557	14.59	2.82	47,959	15.75	1.96
Certificates of deposit	159,435	46.02	4.46	119,716	39.32	2.99
Total	$346,443	100.00%	3.05%	$304,462	100.00%	1.94%

As of December 31, 2024 and 2023, the aggregate amount of uninsured (deposits in amounts excess of $250,000 which is the federal deposit insurance coverage) and uncollateralized deposits was $38.1 million and $43.7 million, respectively, inclusive of deposits with excess insurance coverage or pledged collateral. In addition, as of December 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $15.7 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2024.

At
December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$4,913
Over three through six months	2,969
Over six through twelve months	2,378
Over twelve months	5,477
Total	$15,737

Borrowings. We may obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of our capital stock in the Federal Home Loan Bank of Pittsburgh. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2024, we had the ability to borrow approximately $179.5 million from the Federal Home Loan Bank of Pittsburgh, of which $42.5 million had been advanced in addition to $7.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at December 31, 2024, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank N.A. and we maintained a line of credit of $1.9 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit lines with the Atlantic Community Bankers Bank, SouthState Bank N.A. or the Federal Reserve Bank during the year ended December 31, 2024, except to do our annual testing of the lines.

Subsidiary Activities

Presence Bank is the wholly-owned subsidiary of PB Bankshares. Presence Bank has one subsidiary, CSB Investments, a Delaware corporation, which holds the majority of the debt securities for Presence Bank.

Personnel and Human Capital Resources

As of December 31, 2024, we had 37 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, we are committed to developing our staff through continuing education and specialty education within banking, which may include using universities that offer banking management programs, when applicable. We have also developed an in-house program to teach our employees the benefits of managing their money in a prudent manner. The course is designed to account for every dollar of spending and ensuring wise distribution between wants and needs. The goal is for employees to establish a reserve fund, eliminate debt by focusing on paying off higher interest rate loans and saving for retirement.

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

Loans-to-One-Borrower Limitations. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Presence Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). This 15% of unimpaired capital and surplus was approximately $7.0 million as of December 31, 2024.

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

Federal Bank Regulation

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

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

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements.

At December 31, 2024 and 2023, the Bank did not elect to follow the community bank leverage ratio framework (“CBLR” framework).

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

At December 31, 2024, Presence Bank was considered “well capitalized” for regulatory capital purposes.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Presence Bank’s latest federal CRA rating was “Needs Improvement.” The Bank is working diligently to improve our rating and tracking our metrics on a monthly basis. The Bank has made significant progress in increasing the volume of CRA loans since the FDIC exam.

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations.  Under the final rule, state savings banks with assets of less than $600 million as of December 31 in either of the prior two calendar years will be a “small bank.”  Small banks will be subject to either the current regulations’ small bank lending test or, at the banks’ option, the Retail Lending Test set out in the new regulations. The applicability date for the majority of the provisions in the new Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The final rule remains subject to ongoing litigation such that its final implementation dates remain unchanged.

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

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

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

Federal Home Loan Bank System

Presence Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Presence Bank was in compliance with this requirement at December 31, 2024. Based on redemption provisions of the Federal Home Loan Bank of Pittsburgh, the stock has no quoted market value and is carried at cost. Presence Bank reviews its investment in Federal Home Loan Bank stock for impairment, which is based on the Bank’s assessment of the ultimate recoverability of its cost basis for the investment. As of December 31, 2024, no impairment has been recognized.

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

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. A “financial holding company” may engage in a broader array of financial activities than permitted by a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2024, PB Bankshares has not elected “financial holding company” status.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” under the JOBS Act for five years from the completion of the initial stock offering.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as PB Bankshares unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with PB Bankshares, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Method of Accounting. For federal income tax purposes, the Company and its subsidiaries currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. PB Bankshares and Presence Bank will file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, Presence Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. At December 31, 2024 and 2023, the Company had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At December 31, 2024, the Company had no capital loss carryovers.

Corporate Dividends. PB Bankshares may generally exclude from its income 100% of dividends received from Presence Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s income tax returns have not been audited in the past five years.

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

Item 2. Properties

As of December 31, 2024, the net book value of our office properties (including leasehold improvements) was $1.1 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property
Main Office:

Coatesville	Leased	2022	$—

Other Properties:

New Holland (1)	Owned	1995	499,000

Oxford (1)	Leased	2024	—

Christiana (1)	Owned	2005	443,000

Harrisburg (2)	Leased	2021	—

Lancaster (3)	Leased	2024	—

(1) Branch location.

(2) Loan production office.

(3) Administrative office.

Item 3. Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. As of December 31, 2024, we do not believe that any currently pending legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of PB Bankshares, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBBK” since July 14, 2021. As of March 24, 2025, PB Bankshares, Inc. had approximately 168 stockholders of record. PB Bankshares has never paid dividends on its common stock.

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

The Pennsylvania Banking Code regulates the distribution of dividends by banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings. In addition, we may not declare and pay dividends from the surplus funds that Pennsylvania law requires that we maintain. Each year we will be required to set aside as surplus funds a sum equal to not less than 10% of our net earnings until the surplus funds equal 100% of our capital stock. We may invest surplus funds in the same manner as deposits, subject to certain exceptions. In addition, dividends may not be declared or paid if the Bank is in default on payment of any assessment due to the FDIC.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended December 31, 2024:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	October 1 through October 31, 2024	—	$—	—	71,882
	November 1 through November 30, 2024	—	—	—	71,882
	December 1 through December 31, 2024	—	—	—	71,882
	Total	—	$—	—	71,882

(1)	On August 5, 2022, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 277,725 shares, or approximately 10% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program was extended by the Board of Directors on August 28, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 47 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios, to improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives, we were able to increase our consolidated assets by $11.6 million, or 2.6%, from $439.7 million at December 31, 2023 to $451.3 million at December 31, 2024 and increase our deposits $21.2 million, or 6.4%, from $333.0 million at December 31, 2023 to $354.2 million at December 31, 2024.

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

For the year ended December 31, 2024, we had net income of $1.8 million compared to net income of $1.9 million for the year ended December 31, 2023. The year over year decrease in earnings of $147,000 was attributable to a decrease in net interest income and an increase in noninterest expense, partially offset by a decrease in the provision for credit losses, an increase in noninterest income and a decrease in income tax expense. Net interest income decreased $1.0 million due to the increase in interest expense on deposits as we increased our rates in the competitive market. In 2024, we had a $487,000 gain on sale of the land and building of a branch location in Oxford, Pennsylvania included in noninterest income. Coinciding with the sale of the Oxford Branch, the Bank relocated to a leased location less than 750 feet away from the previous branch.

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

Grow our loan portfolio with a focus on increasing commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to improve our interest rate risk exposure and increase interest income. Our commercial real estate and commercial and industrial loan portfolios increased from $201.4 million, or 61.7% of total loans at December 31, 2023, to $226.4 million, or 64.7% of total loans at December 31, 2024. We view the growth of commercial lending as a means of increasing our interest income and fee income while establishing relationships with local businesses. We intend to continue to build relationships with small and medium-sized businesses in our market area, targeting locally owned family businesses and not-for-profit organizations. During 2021, we opened a loan production office in Harrisburg, Pennsylvania, and in 2024 we opened an administrative office in Lancaster, Pennsylvania. We expect to hire additional relationship-based loan officers to increase our presence in our market area. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our initial public offering supported an increase in our lending limits, which enables us to expand existing customer relationships as well as provide capacity for new customers.

Strategically Grow our Balance Sheet. As a result of our efforts to build our management team and infrastructure and given our long-time presence in our market area, we believe we are well positioned to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. Presence Bank increased its gross loans and deposits $23.2 million, or 7.1%, and $21.2 million, or 6.4%, respectively, during 2024. We underwent a significant rebranding effort and have updated and improved our website, Internet and mobile banking and other technology infrastructure that prioritizes the customer experience and moves away from the traditional branch model. We also believe we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial and industrial lending. Based on our attractive market area and our strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Increase our share of lower-cost core deposits. We are making a concerted effort to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. Increasing our core deposits will provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. We consider our core deposits to include demand deposit (checking), money market and savings accounts. During 2024, management continued an initiative which incentivized our commercial relationship officers to increase transaction accounts with our existing commercial customers. Despite our concentrated efforts, our core deposits decreased $7.1 million, or 3.8%, to $180.4 million at December 31, 2024 from $187.5 million at December 31, 2023 due to the highly competitive deposit market in the high interest rate environment. We have also made significant investments in our technology-based products. For example, we have enhanced our suite of deposit related products, including remote deposit capture, commercial cash management, mobile deposits and smart safes in order to accommodate business customers and a new Internet banking platform to create long-lasting retail deposits. We plan to continue to aggressively market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products while also making further investments in technology so that we can continue to deliver high-quality, innovative products and services to our customers.

Organically grow through loan production offices and through opportunistic bank or branch acquisitions. As a result of our executive management team and increased relationship-based personnel, we expect to grow organically. In 2021, we opened a loan production office in Harrisburg (Dauphin County, Pennsylvania) and in 2024 we opened an Administrative Office in Lancaster (Lancaster County, Pennsylvania). We expect to establish one to two additional loan production offices to support lending teams in our core markets such as Chester and Lancaster Counties, Pennsylvania in future years. We believe opening loan production offices is a more cost-effective method of expansion which can lead to the establishment of branch offices in the future if market conditions warrant. We will seek to expand our presence in Chester, Lancaster, Dauphin, Lebanon and Cumberland Counties, Pennsylvania.

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, conservative loan underwriting criteria and active credit monitoring. In 2022, we hired our Chief Risk and Credit Officer, who has over 35 years of industry experience. Our Chief Risk and Credit Officer is working diligently to enhance the processes of our current team with his vast knowledge and experience. Our nonperforming assets to total assets ratio was 0.25% at December 31, 2024, compared to 0.32% at December 31, 2023. At December 31, 2024, the majority of our nonperforming assets were related to commercial real estate loans. We will continue to increase our investment in our credit review function, both in experienced personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

The following represents our critical accounting estimates:

Allowance for credit losses on loans. The allowance for credit losses on loans represents management’s best estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date. The allowance is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical data, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an allowance to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the allowance for credit losses on loans, and as a result, the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the Federal Open Market Committee’s (FOMC) forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 150 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $42,000, or 1.0%, assuming all other qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates the allowance is appropriate, the allowance may need to be increased under different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. The impact of utilizing an expected credit losses approach to estimate the allowance for credit losses can and will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

The Company’s management reviews the adequacy of the allowance for credit losses on loans on at least a quarterly basis. Refer to Note 1 – “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K for additional details concerning the determination of the allowance for credit losses on loans.

Comparison of Balance Sheets at December 31, 2024 and December 31, 2023

Total Assets. Total assets increased $11.6 million, or 2.6%, to $451.3 million at December 31, 2024 from $439.7 million at December 31, 2023, primarily reflecting increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in debt securities available-for-sale.

Cash and cash equivalents increased by $5.4 million, or 16.5%, to $37.8 million at December 31, 2024 from $32.4 million at December 31, 2023 due to management intentionally increasing liquidity during 2024 and investing in less debt securities available-for-sale at December 31, 2024.

Net loans receivable increased $23.4 million, or 7.3%, to $344.8 million at December 31, 2024 from $321.4 million at December 31, 2023 due primarily to increases in commercial real estate loans, commercial and industrial loans and consumer and other loans, partially offset by a decrease in one-to four-family residential real estate loans. Commercial real estate loans increased $20.3 million, or 11.0%, to $205.2 million at December 31, 2024 from $184.9 million at December 31, 2023. One- to four-family residential real estate loans decreased $5.0 million, or 4.6%, to $103.5 million at December 31, 2024 from $108.5 million at December 31, 2023. Commercial and industrial loans increased $4.7 million, or 28.6%, to $21.3 million at December 31, 2024 from $16.6 million at December 31, 2023. Consumer and other loans increased $3.4 million, or 58.6%, to $9.3 million at December 31, 2024 from $5.8 million at December 31, 2023. Construction real estate loans decreased $313,000, or 2.9%, to $10.5 million at December 31, 2024 from $10.8 million at December 31, 2023. The increase in commercial real estate and commercial and industrial loans was primarily due to our strategy to expand our commercial loan portfolio to improve our interest rate risk exposure and increase interest income. The decrease in one- to four-family residential real estate was primarily due to amortization of scheduled payments and loan payoffs.

Management is monitoring the commercial real estate portfolio and concentrations, assessing their associated risks. As part of its risk management process, the Bank segments and stress tests its non-owner occupied commercial real estate portfolio. Approximately 83.5% or $126.2 million of this portfolio was subject to stress testing (loans having exposure under $500,000 and construction loans are not subject to stress testing). The commercial real estate portfolio has an average Loan-to-Value ratio of 59.2% and a Debt Service Coverage ratio of 1.41 times, exclusive of any sponsor or guarantor support at December 31, 2024. The commercial real estate portfolio is diverse with respect to both property type as well as location with limited concentrations.

The Bank’s hospitality portfolio is an area of market focus. Loan exposure to this segment totaled $25.5 million (seven hotel properties) at December 31, 2024. The average Loan-to-Value ratio was low at 58.5% with a strong Debt Service Coverage ratio of 1.90 times, exclusive of any sponsor or guarantor support at December 31, 2024. Two hotels were newly acquired; therefore, the debt service coverage is based on the projected cash flow. Guarantor support for the hospitality sector is strong and loans are supported by experienced hotel operators.

Debt securities available-for-sale decreased $17.8 million, or 26.2%, to $50.3 million at December 31, 2024 from $68.1 million at December 31, 2023 due to funding loans with securities maturity proceeds. The Company had maturities and calls of securities of $49.5 million combined with $596,000 of principal repayments on mortgage-backed securities, partially offset by purchases of $24.7 million of treasury securities, $4.4 million of corporate bonds and $1.5 million of mortgage-backed securities, an increase in the fair market value of debt securities available-for-sale of $1.2 million and $460,000 in net accretion of discounts and premiums. The remaining weighted average life of our debt securities available for sale portfolio was 1.29 years at December 31, 2024.

Premises and equipment increased by $22,000, or 1.1%, to $2.1 million at December 31, 2024, due to additions of $371,000 primarily on leasehold improvements at our Lancaster administrative office, partially offset by depreciation and amortization of fixed assets of $224,000 and the sale of the Oxford Branch that had a book value of $135,000 at the time of the sale.

Bank owned life insurance increased by $218,000, or 2.6%, to $8.5 million at December 31, 2024 from $8.2 million at December 31, 2023, primarily due to the earnings on the existing policies.

Restricted stock decreased by $465,000, or 18.0%, to $2.1 million at December 31, 2024 from $2.6 million at December 31, 2023 due to the redemption of Federal Home Loan Bank of Pittsburgh stock in conjunction with decreased borrowings from the Federal Home Loan Bank of Pittsburgh during 2024.

Deposits and Borrowings. Total deposits increased $21.2 million, or 6.4%, to $354.2 million at December 31, 2024 from $333.0 million at December 31, 2023. The increase in our deposits reflected a $28.2 million increase in certificates of deposit, and a $5.4 million increase in noninterest-bearing demand accounts, partially offset by a $8.6 million decrease in money market accounts, a $2.3 million decrease in interest-bearing demand accounts and a $1.4 million decrease in savings accounts. The increase in certificates of deposit was due to brokered deposits increasing in 2024 to increase liquidity. Noninterest-bearing demand deposits increased primarily due to increased deposit customers from commercial accounts offering cash management services. The money market, interest-bearing and savings accounts decreased as the result of customers needing their liquidity for business needs and moving funds to higher yielding bank products.

Total borrowings from the Federal Home Loan Bank of Pittsburgh decreased $12.6 million, or 22.9%, to $42.5 million at December 31, 2024 from $55.1 million at December 31, 2023 due to $12.6 million of repayments on maturing and amortizing advances. There were no new Federal Home Loan Bank of Pittsburgh borrowings during 2024.

Stockholders’ Equity. Stockholders’ equity increased $1.7 million, or 3.6%, to $48.7 million at December 31, 2024 from $47.0 million at December 31, 2023. The increase was due to net income of $1.8 million for 2024, a decrease of $942,000 in accumulated other comprehensive loss as a result of an increase in the fair market value of our debt securities available-for-sale during 2024, stock based compensation expense of $553,000 and allocation of $170,000 of Employee Stock Ownership Plan (the “ESOP”) shares, partially offset by a decrease of $1.8 million in additional paid in capital for repurchases of common stock.

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

General. Net income decreased $147,000 to $1.8 million for the year ended December 31, 2024 from $1.9 million for the year ended December 31, 2023. The $147,000 year over year decrease in earnings was attributable to a $1.0 million decrease in net interest income and a $394,000 increase in noninterest expense, partially offset by a $669,000 decrease in the provision for credit losses, a $528,000 increase in noninterest income and a $70,000 decrease in income tax expense.

Interest Income. Total interest income increased $3.7 million, or 18.4%, to $23.5 million for the year ended December 31, 2024 from $19.8 million for the year ended December 31, 2023. The increase in interest income resulted from a $41.4 million increase year over year in the average balance of interest-earning assets, primarily in loans, cash and cash equivalents and debt securities available-for-sale, partially offset by a decrease in the average balance of restricted stocks. In addition, interest income increased due to a 35 basis points increase in the average yield on interest-earning assets from 5.02% for 2023 to 5.37% for 2024.

Interest income on loans, including fees, increased $2.5 million, or 14.8%, to $19.5 million for 2024 from $17.0 million for 2023. The increase in interest income on loans resulted from an increase in the average balance of loans of $24.3 million to $342.9 million for 2024 from $318.6 million for 2023. The increase in the average balance of loans was due primarily to an increase in the average balances of commercial real estate loans and commercial and industrial loans reflecting our strategy to grow commercial lending. In addition, the increase in interest income on loans was also due to a 36 basis points increase in the average yield on loans from 5.34% for 2023 to 5.70% for 2024 due to the higher interest rate environment.

Interest and dividend income on securities and restricted stock increased $139,000, or 13.3%, to $1.2 million for 2024 from $1.0 million for 2023. The increase in interest income on debt and equity securities of $108,000, or 12.4%, to $977,000 for 2024 from $869,000 for 2023 was due to a 26 basis points increase in the average yield on debt and equity securities to 2.61% in 2024 from 2.35% in 2023 and an increase in the average balance of debt and equity securities of $344,000, or 0.9%, to $37.4 million in 2024 from $37.0 million in 2023. The average yield on debt and equity securities increased due to investing in higher yielding corporate bonds in 2024. The increase in the average balance of debt and equity securities was due to purchases of corporate bonds in community bank issuers, an additional CRA investment in the mortgage-backed securities portfolio and short term treasury securities with excess liquidity. Restricted stock income increased $31,000, or 17.6%, to $207,000 for 2024 from $176,000 for 2023 due to a 147 basis points increase in the average yield on restricted stocks to 8.76% for 2024 from 7.29% for 2023, partially offset by a decrease in the average balance of restricted stocks of $48,000, or 2.0%. The increase in average yield on restricted stock was due to the Federal Home Loan Bank dividend being increased in 2024 and the average balance decreased for 2024 due to the decrease in average borrowings.

Interest income on cash and cash equivalents increased $1.0 million, to $2.8 million in 2024, from $1.8 million in 2023. The increase in interest income on cash and cash equivalents was attributable to an increase in the average balance of cash and cash equivalents of $16.8 million, or 44.2%, to $54.7 million in 2024 from $37.9 million in 2023 due to leaving excess liquidity in cash instead of investing in debt and equity securities. In addition, an increase in the average yield on cash and cash equivalents of 38 basis points to 5.06% for 2024 from 4.68% for 2023 was a result of the increase in market interest rates.

Interest Expense. Interest expense increased $4.7 million or 60.6% to $12.4 million for the year ended December 31, 2024 from $7.7 million for the year ended December 31, 2023 as a result of increases in interest expense on deposits, partially offset by the decrease in interest expense on borrowings. The increase in interest expense reflected a 103 basis points increase in the average cost of interest-bearing liabilities from 2.31% for 2023 to 3.34% for 2024 and a $38.9 million increase in the average balance of interest-bearing liabilities to $371.3 million for 2024 from $332.4 million for 2023.

Interest expense on deposits increased $4.7 million, or 79.5%, to $10.6 million for 2024 from $5.9 million for 2023 as a result of a 119 basis point increase in the average cost of interest-bearing deposits and an increase of $40.9 million in the average balance of our interest-bearing deposits. The weighted average rate paid on interest-bearing deposits increased 119 basis points to 3.29% for 2024 from 2.10% for 2023 as a result of the higher interest rate environment and competition for deposits. The average cost of certificates of deposit, traditionally our higher costing deposits, increased to 4.46% for 2024 from 2.99% for 2023 and the average cost of transaction accounts (traditionally our lower costing deposit accounts consisting of demand, savings, and money market accounts) increased by 71 basis points to 2.15% for 2024 from 1.44% for 2023. The increase in the average balance of certificates of deposit which increased by $39.7 million to $159.4 million for 2024 from $119.7 million for 2023 was due to using brokered deposits to increase liquidity. The average balance of interest-bearing transaction accounts increased $1.2 million to $162.9 million for 2024 from $161.6 million for 2023. The increase in the average balance of our transaction accounts primarily reflected management efforts to grow the lower cost deposits.

Interest expense on Federal Home Loan Bank borrowings decreased $22,000, or 1.2%, to $1.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in interest expense on Federal Home Loan Bank borrowings was caused by a decrease of $2.0 million in our average balance of Federal Home Loan Bank borrowings to $49.0 million for 2024 compared to $51.0 million for 2023 as a result of maturing Federal Home Loan Bank borrowings not being replaced in 2024, partially offset by the average cost of these funds increasing 15 basis points from 3.49% in 2023 to 3.64% in 2024 due to the higher interest rate environment for most of 2024.

Net Interest Income. Net interest income decreased $1.0 million, or 8.4%, to $11.1 million for the year ended December 31, 2024 from $12.1 million for the year ended December 31, 2023. The decrease in net interest income from 2023 to 2024 was primarily due to the increase in interest expense on deposits, partially offset by the increases in interest income on loans, cash and cash equivalents and investment securities. Our net interest margin decreased 53 basis points to 2.54% for 2024 from 3.07% for 2023. Our net interest rate spread decreased 68 basis points to 2.03% for 2024 from 2.71% for 2023. Average net interest-earning assets increased by $2.5 million to $66.1 million for 2024 from $63.6 million for 2023.

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

Based on our evaluation of the above factors and the balance required per our analysis, we recorded a $37,000 reversal of the provision for credit losses for the year ended December 31, 2024 compared to a $632,000 provision for credit losses for the year ended December 31, 2023. The reversal of provision for credit losses was primarily due to lower qualitative factor allocations within the Company’s current expected credit losses methodology and a lower required allowance for unfunded commitments. The allowance for credit losses on loans was $4.4 million, or 1.25%, of loans outstanding at December 31, 2024 and $4.5 million, or 1.38%, of loans outstanding at December 31, 2023.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at December 31, 2024.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$204	$176	$28	15.9%
(Loss) gain on equity securities	(8)	11	(19)	(172.7)
Bank owned life insurance income	218	193	25	13.0
Debit card income	209	220	(11)	(5.0)
Other service charges	72	104	(32)	(30.8)
Gain (loss) on disposal of premises and equipment	494	(52)	546	1,050.0
Other income	124	133	(9)	(6.8)
Total noninterest income	$1,313	$785	$528	67.3%

Noninterest income increased by $528,000, or 67.3%, to $1.3 million for 2024 from $785,000 for 2023. The increase in noninterest income resulted primarily from gains in 2024 versus losses in 2023 resulting from the disposal of premises and equipment. The gain on disposal of premises and equipment was $494,000 in 2024 as a result of the sale of the branch location in Oxford, Pennsylvania for a sales price of $626,000. Coinciding with the sale of the Oxford Branch, the Bank relocated to a leased location less than 750 feet away from the previous branch. The loss on disposal of premises and equipment of $52,000 in 2023 was primarily a result of replacing the non-depository ATMs with full functioning ATMs as a continued investment in our infrastructure and technology.

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$5,375	$5,210	$165	3.2%
Occupancy and equipment	671	733	(62)	(8.5)
Data and item processing	1,234	1,099	135	12.3
Advertising and marketing	197	202	(5)	(2.5)
Professional fees	853	688	165	24.0
Directors’ fees	429	429	—	—
FDIC insurance premiums	225	183	42	23.0
Pennsylvania shares tax	300	294	6	2.0
Debit card expenses	163	162	1	0.6
Other	750	803	(53)	(6.6)
Total noninterest expenses	$10,197	$9,803	$394	4.0%

Noninterest expense increased $394,000, or 4.0%, to $10.2 million in 2024 from $9.8 million in 2023. The increase in noninterest expense was primarily the result of increases in salaries and employee benefits expense of $165,000, professional fees of $165,000 and data and item processing expense of $135,000. Salaries and employee benefits expense increased $165,000 primarily due to the hiring of additional staff and annual salary increases. Professional fees increased $165,000 primarily due to legal expenses increasing in 2024. Data and item processing increased $135,000, primarily due to investment in our information technology infrastructure.

Income Tax Expense. Income tax expense decreased $70,000, or 12.8%, to $475,000 for 2024 from $545,000 for 2023 due to the decrease in income before income tax expense. The effective tax rate was 21.1% in 2024 compared to 22.1% in 2023. The decrease in the effective tax rate was attributable to a decrease in nondeductible expenses.

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

	For the Years Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$342,923	$19,538	5.70%	$318,593	$17,014	5.34%
Debt and equity securities	37,387	977	2.61%	37,043	869	2.35%
Restricted stocks	2,363	207	8.76%	2,411	176	7.29%
Cash and cash equivalents	54,700	2,769	5.06%	37,924	1,773	4.68%
Total interest-earning assets	437,373	23,491	5.37%	395,971	19,832	5.02%
Noninterest-earning assets	10,154			9,903
Total assets	$447,527			$405,874

Interest-bearing liabilities:
Interest-bearing demand deposits	$99,722	2,049	2.05%	$96,631	1,314	1.36%
Savings deposits	12,579	32	0.25%	17,056	73	0.43%
Money market deposits	50,557	1,425	2.82%	47,959	942	1.96%
Certificates of deposit	159,435	7,106	4.46%	119,716	3,582	2.99%
Total interest-bearing deposits	322,293	10,612	3.29%	281,362	5,911	2.10%
Borrowings	49,002	1,785	3.64%	51,024	1,807	3.49%
Total interest-bearing liabilities	371,295	12,397	3.34%	332,386	7,718	2.31%
Noninterest-bearing demand deposits	24,150			23,100
Other noninterest-bearing liabilities	4,784			3,701
Total liabilities	400,229			359,187
Stockholders' equity	47,298			46,687
Total liabilities and stockholders' equity	$447,527			$405,874
Net interest income		$11,094			$12,114
Net interest rate spread (1)			2.03%			2.71%
Net interest-earning assets (2)	$66,078			$63,585
Net interest margin (3)			2.54%			3.07%
Average interest-earning assets to average interest-bearing liabilities	117.80%			119.13%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended
	December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,299	$1,225	$2,524
Debt and equity securities	8	100	108
Restricted stocks	(3)	34	31
Cash and cash equivalents	784	212	996
Total interest-earning assets	2,088	1,571	3,659

Interest-bearing liabilities:
Interest-bearing demand deposits	42	693	735
Savings deposits	(19)	(22)	(41)
Money market deposits	51	432	483
Certificates of deposit	1,188	2,336	3,524
Total deposits	1,262	3,439	4,701
Borrowings	(71)	49	(22)
Total interest-bearing liabilities	1,191	3,488	4,679
Change in net interest income	$897	$(1,917)	$(1,020)

Liquidity and Capital Resources

Liquidity Management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At December 31, 2024, we had the ability to borrow approximately $179.5 million from the Federal Home Loan Bank of Pittsburgh, of which $42.5 million had been advanced in addition to $7.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at December 31, 2024, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also had access to $1.9 million through the Federal Reserve Bank of Philadelphia discount window at December 31, 2024. We did not borrow against the credit lines with the Atlantic Community Bankers Bank, SouthState Bank, N.A. or the Federal Reserve Bank of Philadelphia during the year ended December 31, 2024, except to do our annual testing on the lines.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the year ended December 31, 2024, our liquidity ratio averaged 15.1%. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2024.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $37.8 million. Unpledged debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $26.7 million at December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2024, totaled $151.1 million, or 86.9% of our certificates of deposit, and 42.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. At December 31, 2024, Presence Bank exceeded all regulatory capital requirements to which it was subject and was considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements” and Note 13 of the Notes to the Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to originate loans of $24.0 million, unused lines of credit totaling $12.4 million and $6.7 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $151.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements for the years ended December 31, 2024 and 2023 beginning on page 52 for a description of recent accounting pronouncements that may affect our balance sheet and results of operations.

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

Item 8. Financial Statements and Supplementary Data

PB Bankshares, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$35,449	$18,256
Federal funds sold	2,328	14,182

Cash and cash equivalents	37,777	32,438

Debt securities available-for-sale, at fair value	50,296	68,115
Equity securities, at fair value	808	793
Restricted stocks, at cost	2,125	2,590
Loans receivable, net of allowance for credit losses of $4,356 at December 31, 2024 and $4,511 at December 31, 2023	344,813	321,382
Premises and equipment, net	2,079	2,057
Deferred income taxes, net	1,568	1,732
Accrued interest receivable	1,269	1,253
Bank owned life insurance	8,448	8,230
Other assets	2,134	1,158

Total Assets	$451,317	$439,748

Liabilities and Stockholders' Equity

Liabilities
Deposits	$354,190	$332,966
Borrowings	42,460	55,104
Accrued expenses and other liabilities	6,009	4,689

Total Liabilities	402,659	392,759

Commitments and contingencies - see notes 9 and 10

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,552,115 (including 67,846 unvested restricted shares) and 2,679,967 (including 86,493 unvested restricted shares) issued and outstanding at December 31, 2024 and December 31, 2023, respectively	24	26
Additional paid-in capital	22,927	24,115
Retained earnings	28,330	26,558
Unearned ESOP shares, 177,744 shares at December 31, 2024 and 188,853 at December 31, 2023	(2,318)	(2,463)
Accumulated other comprehensive loss	(305)	(1,247)

Total Stockholders' Equity	48,658	46,989

Total Liabilities and Stockholders' Equity	$451,317	$439,748

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2024	2023
Interest and Dividend Income
Loans, including fees	$19,538	$17,014
Securities	1,184	1,045
Other	2,769	1,773
Total Interest and Dividend Income	23,491	19,832

Interest Expense
Deposits	10,612	5,911
Borrowings	1,785	1,807
Total Interest Expense	12,397	7,718

Net interest income	11,094	12,114

Provision for Credit Losses	(37)	632

Net interest income after provision for credit losses	11,131	11,482

Noninterest Income
Service charges on deposit accounts	204	176
(Loss) gain on equity securities	(8)	11
Bank owned life insurance income	218	193
Debit card income	209	220
Other service charges	72	104
Gain (loss) on disposal of premises and equipment	494	(52)
Other income	124	133
Total Noninterest Income	1,313	785

Noninterest Expenses
Salaries and employee benefits	5,375	5,210
Occupancy and equipment	671	733
Data and item processing	1,234	1,099
Advertising and marketing	197	202
Professional fees	853	688
Directors’ fees	429	429
FDIC insurance premiums	225	183
Pennsylvania shares tax	300	294
Debit card expenses	163	162
Other	750	803
Total Noninterest Expenses	10,197	9,803

Income before income tax expense	2,247	2,464

Income Tax Expense	475	545

Net Income	$1,772	$1,919
Earnings per common share - basic	$0.77	$0.78
Earnings per common share - diluted	$0.76	$0.77

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended
	December 31,
	2024	2023

Net Income	$1,772	$1,919

Other Comprehensive Income
Unrealized gains on debt securities available-for-sale:
Unrealized holding gains arising during period	1,192	867
Tax effect	(250)	(182)

Other comprehensive income	942	685

Total Comprehensive Income	$2,714	$2,604

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total
Balance, January 1, 2023	$27	$25,721	$24,779	$(2,608)	$(1,932)	$45,987

Net income	—	—	1,919	—	—	1,919
Repurchased common stock, 165,109 shares	(1)	(2,144)	—	—	—	(2,145)
ESOP shares released for allocation 11,109	—	(5)	—	145	—	140
Adoption of CECL	—	—	(140)	—	—	(140)
Stock based compensation expense	—	543	—	—	—	543
Other comprehensive income	—	—	—	—	685	685

Balance, December 31, 2023	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Balance, January 1, 2024	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Net income	—	—	1,772	—	—	1,772
Repurchased common stock, 130,827 shares	(2)	(1,766)	—	—	—	(1,768)
ESOP shares released for allocation 11,109	—	25	—	145	—	170
Stock based compensation expense	—	553	—	—	—	553
Other comprehensive income	—	—	—	—	942	942

Balance, December 31, 2024	$24	$22,927	$28,330	$(2,318)	$(305)	$48,658

See accompanying notes to consolidated financial statements.

PB Bankshares, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,

	2024	2023
Cash Flows from Operating Activities
Net income	$1,772	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(37)	632
Depreciation and amortization	355	326
(Gain) loss on disposal of premises and equipment	(494)	52
Net accretion of securities premiums and discounts	(460)	(524)
Deferred income tax benefit	(86)	(221)
Loss (gain) on equity securities	8	(11)
(Accretion) amortization of deferred (fees) costs, net	(18)	42
Earnings on bank owned life insurance	(218)	(193)
ESOP allocation of shares	170	140
Stock-based compensation expense	553	543
(Increase) decrease in accrued interest receivable and other assets	(276)	80
Increase in accrued expenses and other liabilities	550	1,097

Net Cash Provided by Operating Activities	1,819	3,882

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(30,625)	(56,373)
Maturities, calls, and principal repayments	50,096	41,696
Dividends on equity securities reinvested	(23)	(20)
Redemption (purchase) of restricted stocks	465	(339)
Purchase of additional Bank Owned Life Insurance (BOLI)	—	(550)
Net increase in loans receivable	(23,465)	(21,213)
Proceeds from sale of premises and equipment	629	—
Purchases of premises and equipment	(381)	(641)

Net Cash Used in Investing Activities	(3,304)	(37,440)

Cash Flows from Financing Activities
Net increase in deposits	21,224	43,471
Repurchased common stock	(1,756)	(2,145)
Advances of borrowings	—	19,675
Repayments of borrowings	(12,644)	(12,209)

Net Cash Provided by Financing Activities	6,824	48,792

Increase in cash and cash equivalents	5,339	15,234

Cash and Cash Equivalents, Beginning of Period	32,438	17,204

Cash and Cash Equivalents, End of Period	$37,777	$32,438

Supplementary Cash Flows Information
Interest paid	$12,170	$7,228
Income taxes paid	480	592

Supplementary Non-Cash Flows Information
Right-of-use lease assets and liabilities	$847	$—
Unrealized gain on debt securities available-for-sale	1,192	867

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

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts. At December 31, 2024 and 2023 and for the years then ended, the Company had no investment securities classified as held to maturity.

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

Allowance for Credit Losses on Securities

Management classifies its debt securities at the time of purchase as available for sale or held to maturity. At December 31, 2024 and 2023, all debt securities were classified as available for sale, meaning that the Company intends to hold them for an indefinite period of time, but not necessarily to maturity.

With the adoption of current expected credit losses (CECL) standard on January 1, 2023, the previous concept of other-than-temporary impairment for available for sale securities has been eliminated. Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company's intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. In evaluating its available for sale debt securities, the Company has elected to exclude accrued interest receivable from the amortized cost basis.

For held to maturity securities an estimate of current expected credit loss must be established at the time of purchase with changes in estimated credit loss recognized in the allowance for credit losses through the provision for credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determined fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $2,065,000 and $2,530,000 as of December 31, 2024 and 2023, respectively, and Atlantic Community Bankers Bank (“ACBB”) of $60,000 as of both December 31, 2024 and 2023.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge was necessary related to restricted stocks in 2024 and 2023.

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

These qualitative risk factors may include, but are not limited to:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Credit Losses on Unfunded Commitments

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax returns for the years 2021 through 2023 were open for examination as of December 31, 2024.

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

Employee Stock Ownership Plan

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

The Company’s financial results are considered to be aggregated into one reportable operating segment with revenue derived from the business of community banking. Through its community banking segment, the Company offers a full range of products and services through various delivery channels. The banking products and services include the acceptance of deposits in noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, money market deposits and certificate of deposits; the origination and servicing of real estate one-to four-family residential, real estate commercial, real estate construction, commercial and industrial and consumer and other loans; and other services including wire transfers. The community banking segment derives revenues mainly from interest income on loans to customers, investment securities held and fees and income related to the services listed above.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies. The Company’s President and Chief Executive Officer and Chief Financial Officer are the Chief Operating Decision Makers (CODMs). The CODMs are responsible for the day-to-day management of the company, including regularly reviewing the operating and financial performance of the Company on a consolidated basis.

The primary measure of financial performance is consolidated net income which is used to assess performance and make decisions about resource allocation. Net income is used to monitor budget versus actual results as well as comparing prior year’s results. The comparative analysis along with the monitoring of budget versus actual results are used in assessing the performance of the segment. The presentation of financial performance to the CODMs is consistent with amounts and financial statement lines shown in the Company's consolidated balance sheets and consolidated statements of income. The Company's significant expenses are segmented by category and amount in the consolidated statements of income to include all significant items including salaries and employee benefits, occupancy and equipment, data and item processing, advertising and marketing, professional fees, Directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expense and other general operating expenses.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard as of December 31, 2024 and the Company did not have a material impact on its consolidated financial statements. See discussion above in Note 1 for more details.

2.            Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$20,747	$—	$(582)	$20,165
Corporate bonds	4,465	377	(21)	4,821
Treasury securities	21,902	48	—	21,950
Mortgage-backed securities	1,526	—	(30)	1,496
Collateralized mortgage obligations	2,042	—	(178)	1,864
Total available-for-sale debt securities	$50,682	$425	$(811)	$50,296

Equity securities:
Mutual funds (fixed income)				$808

		Gross Unrealized	Gross Unrealized
December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$23,244	$—	$(1,384)	$21,860
Treasury securities	43,750	32	—	43,782
Mortgage-backed securities	83	2	—	85
Collateralized mortgage obligations	2,616	—	(228)	2,388
Total available-for-sale debt securities	$69,693	$34	$(1,612)	$68,115

Equity securities:
Mutual funds (fixed income)				$793

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023 (in thousands):

December 31, 2024	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$8,736	$(263)	$11,429	$(319)	$20,165	$(582)
Corporate bonds	785	(21)	—	—	785	(21)
Mortgage-backed securities	1,445	(30)	—	—	1,445	(30)
Collateralized mortgage obligations	160	(17)	1,704	(161)	1,864	(178)

Total	$11,126	$(331)	$13,133	$(480)	$24,259	$(811)

December 31, 2023	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$1,998	$(1)	$19,862	$(1,383)	$21,860	$(1,384)
Collateralized mortgage obligations	—	—	2,388	(228)	2,388	(228)

Total	$1,998	$(1)	$22,250	$(1,611)	$24,248	$(1,612)

As of December 31, 2024 and 2023, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consist of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities held in the securities portfolio as of December 31, 2024 and 2023.

At December 31, 2024, 46 agency bonds had an unrealized loss of 2.81% from the Company’s cost basis, one corporate bond had an unrealized loss of 2.67% from the Company’s cost basis, two mortgage-backed securities had an unrealized loss 2.06% from the Company’s cost basis and 33 collateralized mortgage obligation had an unrealized loss of 8.70% from the Company’s cost basis. At December 31, 2023, 49 agency bonds had an unrealized loss of 6.00% from the Company’s cost basis and 33 collateralized mortgage obligation had an unrealized loss of 8.73% from the Company’s cost basis. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of December 31, 2024 and 2023, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at December 31, 2024 and 2023, and therefore, no allowance for credit losses was recorded.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no securities sold during 2024 and 2023. The amortized cost and fair value of debt securities available-for-sale at December 31, 2024, by contractual maturity with yields, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$38,161	$37,806	2.45%
Due one year through five years	4,488	4,309	1.05
Due after five years through ten years	4,465	4,821	7.36
Mortgage-backed securities	1,526	1,496	4.73
Collateralized mortgage obligations	2,042	1,864	1.95

Total available-for-sale debt securities	$50,682	$50,296	3.17%

At December 31, 2024 and 2023, the Company had securities with a fair value totaling $1,954,000 and $1,878,000, respectively, pledged to secure borrowings.

At December 31, 2024 and 2023, the Company had securities with a fair value totaling $22,047,000 and $15,073,000, respectively, pledged primarily for public fund depositors.

At December 31, 2024 and December 31, 2023, the Company had accrued interest receivable on available for sale debt securities totaling $83,000 and $46,000, respectively.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.            Loans Receivable and Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All loan information presented as of December 31, 2024 and 2023 is in accordance with ASC 326.

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.3 million at December 31, 2024 and December 31, 2023, from the amortized cost basis of loans.

Major classifications of net loans receivable at December 31, 2024 and 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Real estate:
One-to four-family residential	$103,573	$108,534
Commercial	205,164	184,868
Construction	10,492	10,805
Commercial and industrial	21,278	16,552
Consumer and other	9,257	5,836

	349,764	326,595
Deferred loan fees, net	(595)	(702)
Allowance for credit losses	(4,356)	(4,511)

Total loans receivable, net	$344,813	$321,382

The following table shows the loan maturities at December 31, 2024 (in thousands). The table presents contractual maturities and does not reflect repricing or the effect of prepayments:

	One- to Four-
	Family
	Residential	Commercial		Commercial	Consumer
	Real Estate	Real Estate	Construction	and Industrial	and Other	Total
Amounts due in:
One year or less	$3,181	$6,252	$533	$10,917	$5,018	$25,901
More than one to five years	2,327	1,318	6,572	3,801	2	14,020
More than five to 15 years	54,156	175,721	3,387	6,560	4,237	244,061
More than 15 years	43,909	21,873	—	—	—	65,782
Total	$103,573	$205,164	$10,492	$21,278	$9,257	$349,764

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025 (in thousands):

	Due After December 31, 2025
	Fixed	Adjustable	Total
Real estate:
One- to four-family residential	$45,394	$54,998	$100,392
Commercial	12,214	186,698	198,912
Construction	1,426	8,533	9,959
Commercial and industrial	6,335	4,026	10,361
Consumer and other	2	4,237	4,239
Total loans	$65,371	$258,492	$323,863

Loans to officers and directors, made on the same terms as loans to others, and the related activity is as follows (in thousands):

	December 31,
	2024	2023
Balance, beginning of year	$4,756	$5,533
Additions	4	—
Repayments	(126)	(777)
Reclassification	—	—

Balance, end of year	$4,634	$4,756

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the year ended December 31, 2024 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,267	$—	$—	$(222)	$1,045
Commercial	2,637	(223)	—	296	2,710
Construction	112	—	—	(19)	93
Commercial and industrial	229	—	14	34	277
Consumer and other	71	(12)	14	27	100
Unallocated	195	—	—	(64)	131

Total	$4,511	$(235)	$28	$52	$4,356

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the year ended December 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans

	Balance				Provisions
	Prior to	Impact of			for Credit
	Adoption of	Adoption of			Losses -	Ending
	ASC 326	ASC 326	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,156	$45	$—	$15	$51	$1,267
Commercial	1,829	75	—	—	733	2,637
Construction	316	(34)	—	—	(170)	112
Commercial and industrial	308	(84)	(144)	4	145	229
Consumer and other	87	3	—	—	(19)	71
Unallocated	296	(5)	—	—	(96)	195

Total	$3,992	$—	$(144)	$19	$644	$4,511

The following tables present a breakdown of the provision for credit losses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Provision for credit losses:
Provision for loans	$52	$644
Recovery for unfunded commitments	(89)	(12)

Total provision for credit losses	$(37)	$632

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$99	$99
Commercial	864	376
Commercial and industrial	159	159

Total	$1,122	$634

	December 31, 2023
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$149	$149
Commercial	1,065	1,065
Commercial and industrial	207	207

Total	$1,421	$1,421

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net charge-offs to average loans outstanding during the years ended December 31:

	2024	2023
Real Estate:
One- to four-family residential	—%	—%
Commercial	0.11%	—%
Construction	—%	—%
Commercial and industrial	—%	0.56%
Consumer and other	—%	—%

Total net charge-offs to total average loans outstanding	0.06%	0.04%

The following table presents key credit ratios and the components used in the calculations:

	2024	2023
Total non-accrual loans	$1,122	$1,421
Gross total loans	$349,764	$326,595
Allowance for credit losses - loans	$4,356	$4,511

Total non-accrual loans to total loans	0.32%	0.44%
Allowance to non-accrual loans	388.24%	317.45%
Allowance to total loans outstanding at the end of the period	1.25%	1.38%

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of December 31, 2024 (in thousands):

	December 31, 2024
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$318	$—	$318	$—
Commercial	1,472	—	1,472	92
Construction	—	—	—	—
Commercial and industrial	159	—	159	—
Consumer and other	—	—	—	—

Total	$1,949	$—	$1,949	$92

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

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Loans that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention by our management. Loans that are performing as agreed are classified as pass.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2024 (in thousands); as well as gross charge-offs (in thousands) for the year ended December 31, 2024.

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$4,884	$8,036	$16,823	$16,203	$11,547	$34,873	$9,645	$1,071	$103,082
Special Mention	—	—	—	—	—	173	—	—	173
Substandard	—	—	—	—	—	318	—	—	318
Total real estate: one- to four-family residential	$4,884	$8,036	$16,823	$16,203	$11,547	$35,364	$9,645	$1,071	$103,573
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$31,050	$42,813	$38,232	$43,810	$19,692	$21,990	$5,526	$—	$203,113
Special Mention	—	—	245	—	334	—	—	—	579
Substandard	—	—	—	—	—	1,472	—	—	1,472
Total real estate: commercial	$31,050	$42,813	$38,477	$43,810	$20,026	$23,462	$5,526	$—	$205,164
Current period gross charge-offs	$—	$—	$—	$—	$—	$(223)	$—	$—	$(223)

Real estate: construction
Pass	$3,940	$—	$2,339	$3,750	$77	$—	$386	$—	$10,492
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$3,940	$—	$2,339	$3,750	$77	$—	$386	$—	$10,492
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$5,058	$525	$2,612	$1,991	$416	$230	$9,991	$56	$20,879
Special Mention	—	—	—	—	—	—	240	—	240
Substandard	—	—	—	—	—	159	—	—	159
Total commercial and industrial	$5,058	$525	$2,612	$1,991	$416	$389	$10,231	$56	$21,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$2	$—	$2,000	$2,000	$—	$—	$5,255	$—	$9,257
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$2	$—	$2,000	$2,000	$—	$—	$5,255	$—	$9,257
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(12)	$—	$(12)

Total loans, gross
Pass	$44,934	$51,374	$62,006	$67,754	$31,732	$57,093	$30,803	$1,127	$346,823
Special Mention	—	—	245	—	334	173	240	—	992
Substandard	—	—	—	—	—	1,949	—	—	1,949
Total loans, gross	$44,934	$51,374	$62,251	$67,754	$32,066	$59,215	$31,043	$1,127	$349,764
Current period gross charge-offs	$—	$—	$—	$—	$—	$(223)	$(12)	$—	$(235)

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance and credit quality of the loan portfolio is also monitored by analyzing the past due status of loans receivable. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2024 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$190	$—	$24	$214	$103,359	$103,573	$—
Commercial	376	—	488	864	204,300	205,164	—
Construction	—	—	—	—	10,492	10,492	—
Commercial and industrial	—	50	109	159	21,119	21,278	—
Consumer and other	—	—	—	—	9,257	9,257	—

Total loans, gross	$566	$50	$621	$1,237	$348,527	$349,764	$—

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

No loans were modified during the years ended December 31, 2024 and 2023 to borrowers experiencing financial difficulty.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses.

At December 31, 2024 and 2023, there was no other real estate owned. There was no real estate in process of foreclosure as of December 31, 2024 and 2023.

4.            Premises and Equipment

Premises and equipment are composed of the following at December 31 (in thousands):

	Estimated
	Useful Lives	2024	2023
Premises:
Land	Indefinite	$428	$528
Building and improvements	5 - 40 years	1,732	2,141
Furniture and equipment	3 - 10 years	2,685	2,499

		4,845	5,168
Accumulated depreciation and amortization		(2,766)	(3,111)

		$2,079	$2,057

Depreciation and amortization expense charged to operations amounted to approximately $224,000 and $225,000 for the years ended December 31, 2024 and 2023, respectively.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s leases as of and for the year ended December 31, 2024 and 2023 (dollars in thousands):

	December 31,		December 31,
	2024		2023
Right-of-use assets	$1,567		$852
Lease liabilities	$1,536		$814
Weighted average remaining lease term	11.08	years	12.31	years
Weighted average discount rate	4.81%		4.73%

Operating lease cost	$111		$97
Short-term lease cost	8		82
Total lease costs	$119		$179

Cash paid for amounts included in the measurement of lease liabilities	$150		$130

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
December 31,
Lease payments due for the year ending December 31 (in thousands):	2024

2025	$220
2026	178
2027	162
2028	162
2029	165
Thereafter	1,109
Total undiscounted cash flows	1,996
Discount	460
Lease Liability	$1,536

6.            Deposits

Deposits at December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Noninterest-bearing demand deposits	$26,411	$21,037
Interest-bearing demand deposits	101,552	103,869
Savings deposits	11,852	13,233
Money market deposits	40,669	49,316
Certificates of deposit	173,706	145,511

	$354,190	$332,966

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, the scheduled maturities of certificates of deposit are as follows for the year ending December 31 (in thousands):

2025	$151,116
2026	12,996
2027	3,000
2028	5,660
2029	460
Thereafter	474

$173,706

Certificates of deposit in denominations of $250,000 or more were approximately $38,513,000 and $39,357,000 at December 31, 2024 and 2023, respectively. Currently, amounts above $250,000 are not insured by the FDIC.

At December 31, 2024 and 2023, the Company held approximately $24,817,000 and $4,943,000, respectively, in brokered deposits.

Interest expense on deposits for the years ended December 31, 2024 and 2023 was composed of the following (in thousands):

	2024	2023
Interest-bearing demand deposits	$2,048	$1,314
Savings deposits	32	73
Money market deposits	1,425	942
Certificates of deposit	7,107	3,582

	$10,612	$5,911

Deposits of related parties totaled $3,542,000 and $3,876,000 at December 31, 2024 and 2023, respectively.

7.            Borrowings

The Company has an unsecured line of credit with ACBB of up to $7,500,000, which expires on June 30, 2025, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at December 31, 2024 and 2023. The Company has an unsecured line of credit with SouthState Bank N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at December 31, 2024 and 2023. The Company also has the ability to borrow up to $1,876,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at December 31, 2024 and 2023. Borrowings maturing in less than a year are considered short term and borrowings maturing in greater than a year are considered long term.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings from the FHLB at December 31 consist of the following (dollars in thousands):

	December 31,		December 31,
	2024		2023
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2024	$—	—%	$11,500	5.41%
2025	4,500	5.30	4,500	5.30
2026	2,411	3.60	3,241	3.02
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	13,650	4.00
2032	2,399	1.83	2,713	1.83

Total borrowings	$42,460	3.39%	$55,104	3.77%

The Company has an open-ended line of credit (short-term borrowing) of $89,200,000 to obtain advances from the FHLB. Interest on the line of credit is charged at the FHLB’s overnight rate which was 4.71% and 5.68% at December 31, 2024 and 2023, respectively. The Company had no outstanding borrowings under this line of credit at December 31, 2024 and 2023.

Maximum borrowing capacity with the FHLB was approximately $179,542,000 and $178,468,000 at December 31, 2024 and 2023, respectively, secured by qualifying loans, of which $42,460,000 and $55,104,000 had been advanced at December 31, 2024 and 2023, respectively, in addition to letters of credit that decrease the Company’s maximum borrowing capacity with the FHLB. The Company had three letters of credit with FHLB for $7,000,000 at December 31, 2024 and three letters of credit with FHLB for $13,850,000 at December 31, 2023 that were pledged to secure public funds.

8.            Income Taxes

The components of income tax expense consisted of the following for the years ended December 31 (in thousands):

	2024	2023
Current tax expense	$561	$766
Deferred tax expense (benefit)	(86)	(221)

Income Tax Expense	$475	$545

A reconciliation of the statutory federal income tax at a rate of 21% to federal income tax expense (benefit) included in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively are as follows:

	2024	2023
Federal income tax at statutory rate	$472	$517
Bank owned life insurance income	(46)	(41)
Nondeductible share-based compensation	45	54
Other	4	15

Income Tax Expense	$475	$545

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses on loans	$915	$947
Reserve for off-balance sheet commitments	16	35
Deferred loan fees	275	270
Unrealized losses on available-for-sale securities	81	331
Supplemental executive retirement plan	181	130
Bonus accrual	118	151
Deferred compensation	200	101
Lease liabilities	323	171
Other	131	78

Gross deferred tax assets	2,240	2,214

Deferred tax liabilities:
Deferred loan costs	147	138
Right-of-use assets	329	179
Property and equipment	191	156
Prepaid expenses	5	9

Gross deferred tax liabilities	672	482

Net Deferred Tax Assets	$1,568	$1,732

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management concluded no valuation allowance was necessary.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Commitments to grant loans	$23,958	$31,481
Unfunded commitments under lines of credit	12,409	12,186
Standby letters of credit	6,698	1,808

Total off-balance sheet financial instruments	$43,065	$45,475

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

11.          Employee Benefits

401(k) Retirement Plan

The Company maintains a 401(k) Retirement Plan for eligible employees. The plan provides a matching contribution for all employees. The matching contribution is an amount equal to 100% of the participant’s elective contribution not to exceed 3% of the participant’s plan salary, plus 50% of the participant’s contribution that exceeds 3% of their plan salary but not to exceed 5% of their plan salary. With the freezing of the Pension Plan, the Company initiated a 2% discretionary contribution to the 401(k) for employees beginning January 1, 2019. The Company’s related expense associated with the matching contribution and discretionary contribution was $175,000 and $168,000 in 2024 and 2023, respectively.

Deferred Compensation Agreement

The Company has an executive deferred compensation plan, whereby each executive officer may voluntarily participate and elect each year to defer a portion or all of their compensation and bonus. The deferrals, along with accumulated earnings, are payable at retirement. The Company accrues the estimated annual cost of the deferred amounts that will be

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable at retirement. At December 31, 2024 and 2023, the accumulated liability was approximately $953,000 and $482,000, respectively, and is included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Supplemental Executive Retirement Plan

The Company maintains a supplemental executive retirement plan for certain executives. At December 31, 2024 and 2023, the accumulated liability was $863,000 and $620,000, respectively, and is included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. The expense for the years ended December 31, 2024 and 2023, was $282,000 and $236,000, respectively.

Employee Stock Ownership Plan (ESOP)

During 2021, the ESOP borrowed from the Company to purchase 222,180 shares of stock at an average price of $13.04 per share. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company’s related expense for the ESOP was $170,000 and $140,000 in 2024 and 2023, respectively.

Shares held by the ESOP were as follows (dollars in thousands):

	2024	2023
Allocated to participants	44,436	33,327
Unearned	177,744	188,853

Total ESOP shares	222,180	222,180

Fair value of unearned shares	$2,716	$2,638

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2024 and 2023, there were -0- and 13,628 shares available for future awards under this plan, respectively. The shares available for future award included -0- and 10,653 shares available for incentive and non-qualified stock options as of December 31, 2024 and 2023, respectively, and -0- and 2,975 shares available for restricted stock awards as of those same dates, respectively. When granted, the stock options and restricted shares vest over a five-year period.

Stock option expense was $282,000 and $276,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, total unrecognized compensation cost related to stock options was $887,000.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands, except per share data):

	Year Ended December 31, 2024
			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2023	266,072	$12.28	9.88	$
Granted	1,000	13.80	9.50
Exercised	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2023	267,072	$12.29	8.88	$69

Granted	11,653	12.20	9.33
Exercised	—	—	—
Forfeited	(1,000)	13.80	9.42

Outstanding, December 31, 2024	277,725	$12.28	7.93	$834
Exercisable, December 31, 2024	106,428	$12.28	7.87	$319

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

Restricted stock expense was $271,000 and $265,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the expected future compensation expense relating to non-vested stock outstanding was $833,000.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock activity and related information for the years ended December 31, 2024 and 2023, is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2023	108,115	$12.28
Granted	—	—
Vested	(21,622)	12.28
Forfeited	—	—

Non-vested at December 31, 2023	86,493	$12.28
Granted	2,975	12.20
Vested	(21,622)	12.28
Forfeited	—	—

Non-vested at December 31, 2024	67,846	$12.28

The fair value of the vested shares during the years ended December 31,2024 and 2023 was $661,000 and $266,000, respectively.

13.          Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios as of December 31, 2024 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. As of December 31, 2024 and 2023, the Bank did not elect to follow the community bank leverage ratio framework (“CBLR” framework).

Actual and required capital amounts (in thousands) and ratios are presented below at year-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2024	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$46,961	13.50%	$27,820	8.00%	$36,514	10.50%	$34,775	10.00%
Tier 1 capital (to risk-weighted assets)	$42,614	12.25%	$20,865	6.00%	$29,559	8.50%	$27,820	8.00%
Common equity (to risk-weighted assets)	$42,614	12.25%	$15,649	4.50%	$24,342	7.00%	$22,604	6.50%
Tier 1 capital (to average assets)	$42,614	9.60%	$17,753	4.00%	N/A	N/A	$22,191	5.00%

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2023	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$44,168	14.20%	$24,875	8.00%	$32,649	10.50%	$31,094	10.00%
Tier 1 capital (to risk-weighted assets)	$40,276	12.95%	$18,657	6.00%	$26,430	8.50%	$24,875	8.00%
Common equity (to risk-weighted assets)	$40,276	12.95%	$13,992	4.50%	$21,766	7.00%	$20,211	6.50%
Tier 1 capital (to average assets)	$40,276	9.78%	$16,467	4.00%	N/A	N/A	$20,584	5.00%

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.          Earnings Per Common Share

The factors used in the earnings per share computation follow (dollars in thousands, except per share data):

	2024	2023
Net income	$1,772	$1,919

Weighted average common shares outstanding	2,503,442	2,669,501
Less: Average unearned ESOP shares	(188,823)	(199,932)

Weighted average shares outstanding (basic)	2,314,619	2,469,569

Dilutive common stock equivalents	22,894	18,057

Weighted average shares outstanding (diluted)	2,337,513	2,487,626

Basic earnings per common share	$0.77	$0.78
Diluted earnings per common share	$0.76	$0.77

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2024, the fair value consisted of the recorded investment in the collateral dependent loans of $396,000, which was net of a valuation allowance of $92,000. At December 31, 2023, there were no individually evaluated collateral dependent loans with a specific reserve.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,165	$—	$20,165	$—
Corporate bonds	4,821	—	4,821	—
Treasury securities	21,950	21,950	—	—
Mortgage-backed securities	1,496	—	1,496	—
Collateralized mortgage obligations	1,864	—	1,864	—
Mutual funds	808	808	—	—

Total assets measured at fair value on a recurring basis	$51,104	$22,758	$28,346	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$21,860	$—	$21,860	$—
Treasury securities	43,782	43,782	—	—
Mortgage-backed securities	85	—	85	—
Collateralized mortgage obligations	2,388	—	2,388	—
Mutual funds	793	793	—	—

Total assets measured at fair value on a recurring basis	$68,908	$44,575	$24,333	$—

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$396	$—	$—	$396

Total assets measured at fair value on a nonrecurring basis	$396	$—	$—	$396

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$—	$—	$—	$—

Total assets measured at fair value on a nonrecurring basis	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at December 31, 2024 and 2023 (dollars in thousands):

December 31, 2024
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$396	Appraisal of collateral	Selling expenses and discounts (1)	18.9% (18.9%) (1)

December 31, 2023
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$—	Appraisal of collateral	Selling expenses and discounts (1)	N/A
(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	December 31, 2024		December 31, 2023
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$37,777	$37,777	$32,438	$32,438
Debt securities - available-for-sale	1 & 2	50,296	50,296	68,115	68,115
Equity securities	1	808	808	793	793
Restricted stocks	2	2,125	2,125	2,590	2,590
Loans, net	3	344,813	334,968	321,382	319,763
Accrued interest receivable	1	1,269	1,269	1,253	1,253
Bank owned life insurance	2	8,448	8,448	8,230	8,230

Financial liabilities:
Demand deposits, savings, and money market	1	180,392	180,392	187,455	187,455
Certificates of deposit	2	173,798	173,262	145,511	138,418
Borrowings	2	42,460	42,015	55,104	54,428
Accrued interest payable	1	1,141	1,141	914	914

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of fees on depository accounts including NSF fees, miscellaneous deposit-based service fees, monthly maintenance fees for consumer and commercial, and account analysis and related fees (commercial).

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following tables present noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the twelve months ended December 31, 2024 and 2023, in thousands:

	Year Ended
	December 31,
Noninterest income in scope of Topic 606	2024	2023
Service charges on deposit accounts	$204	$176
Debit card income	209	220
Other service charges	72	104
Gain (loss) on disposal of premises and equipment	494	(52)
Other noninterest income	124	133
Noninterest income (in scope for Topic 606)	1,103	581
Noninterest income (out of scope for Topic 606)	210	204
Total noninterest income	$1,313	$785

Contract Balances

A contract assets balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transaction activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

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

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.          Parent Company Only Financial Statements

Condensed financial statements of PB Bankshares, Inc. are as follows for December 31, (in thousands):

Parent Company Balance Sheets

As of December 31,

	2024	2023

Assets
Cash and cash equivalents	$3,921	$5,513
ESOP Loan Receivable	2,414	2,527
Investment in subsidiary Bank	42,239	38,926
Other assets	222	116

Total Assets	$48,796	$47,082

Liabilities and Stockholders' Equity

Liabilities
Accrued expenses and other liabilities	$138	$93

Total Liabilities	138	93

Stockholders' Equity
Total Stockholders' Equity	48,658	46,989

Total Liabilities and Stockholders' Equity	$48,796	$47,082

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Income

Years ended December 31,

	2024	2023

Interest Income
Interest Income on ESOP Loan	$82	$86
Interest on Cash and Cash Equivalents	229	330

Total Interest Income	311	416

Noninterest Expense

Professional fees	303	212
Salaries and employee benefits	424	411
Directors’ fees	129	130

Total Noninterest Expense	856	753

Loss before equity in undistributed income of subsidiary and income tax benefit	(545)	(337)

Equity in Undistributed Income of Subsidiary	2,202	2,186

Income Tax Benefit	(115)	(70)

Net Income	$1,772	$1,919

PB BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Statements of Cash Flows

Years ended December 31,

	2024	2023
Cash Flows from Operating Activities
Net income	$1,772	$1,919
Adjustments to reconcile change in net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,202)	(2,186)
Stock-based compensation expense	553	543
Increase in other assets	(106)	(73)
Increase (decrease) in accrued expenses and other liabilities	34	(83)

Net Cash Provided by Operating Activities	51	120

Cash Flows from Investing Activities
ESOP loan payments received	113	111

Net Cash Provided by Investing Activities	113	111

Cash Flows from Financing Activities
Repurchased common stock	(1,756)	(2,145)

Net Cash Used in Financing Activities	(1,756)	(2,145)

Decrease in cash and cash equivalents	(1,592)	(1,914)

Cash and Cash Equivalents, Beginning of Period	5,513	7,427

Cash and Cash Equivalents, End of Period	$3,921	$5,513

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PB Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PB Bankshares, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

As part of the Company’s program to comply with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Assessment”). In making this Assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework (2013). Management’s Assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its Assessment with the Audit Committee.

Based on this Assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the independent registered public accounting firm because PB Bankshares, Inc. is an emerging growth company.

Item 9B. Other Information

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2024.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(excluding securities
	and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
PB Bankshares, Inc. 2022 Equity Incentive Plan (1)	277,725	$12.28	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	277,725	$12.28	—

(1) As of December 31, 2024, 111,090 shares of restricted stock awards had been granted under the PB Bankshares, Inc. 2022 Equity Incentive Plan and -0- shares remain available for future issuance under the plan. The restricted shares will vest over five years from the date of grant.

(b)          Security Ownership of Certain Beneficial Owners

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

(c)          Security Ownership of Management

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

(d)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information contained herein will be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders with the SEC within 120 days of December 31, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)   Consolidated Balance Sheets - at December 31, 2024 and 2023

(B)   Consolidated Statements of Income - Years ended December 31, 2024 and 2023

(C)   Consolidated Statements of Comprehensive Income – Years ended December 31, 2024 and 2023

(D)   Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2024 and 2023

(E)   Consolidated Statements of Cash Flows - Years ended December 31, 2024 and 2023

(F)   Notes to the Consolidated Financial Statements

(G)   Report of Independent Registered Public Accounting Firms (PCAOB ID 613)

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

3.2

Bylaws of PB Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.1

Form of Common Stock Certificate of PB Bankshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 25, 2022)

10.1

Employment Agreement by and between Presence Bank and Janak M. Amin, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.2

Change of Control Agreement by and between Presence Bank and Douglas L. Byers, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.3

Change of Control Agreement by and between Presence Bank and Larry Witt, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.4

Supplemental Executive Retirement Plan with Janak M. Amin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.5

Supplemental Executive Retirement Plan with Douglas L. Byers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.6

Supplemental Executive Retirement Plan with Larry Witt (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of PB Bankshares, Inc. (File No. 333-254209), initially filed with the Securities and Exchange Commission on March 12, 2021)+

10.7

Presence Bank Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on January 28, 2022)+

10.8

PB Bankshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on September 29, 2022)+

10.9

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.10

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.11

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 of PB Bankshares, Inc. (File No. 333-268029), initially filed with the Securities and Exchange Commission on October 27, 2022)+

10.12

Purchase Agreement, dated as of November 7, 2022, by and between Presence Bank and 185 E Lincoln Highway (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on November 10, 2022)

10.13

Change of Control Agreement by and between Presence Bank and Lindsay Bixler, effective as of September 1, 2021 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.14

Change of Control Agreement by and between Presence Bank and William H. Sayre, effective as of June 1, 2022 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.15

Supplemental Executive Retirement Plan with Lindsay Bixler (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.16

Supplemental Executive Retirement Plan with William Sayre (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on March 28, 2023)+

10.17

Agreement for the Sale of Commercial Real Estate between Campbell Brothers Enterprises LLC and Presence Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on August 14, 2024

19*	Insider Trading Policy
21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm, Yount, Hyde & Barbour, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of PB Bankshares, Inc. (File No. 001-40612) filed with the Securities and Exchange Commission on April 1, 2024

101*

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2025.

PB BANKSHARES, INC..

By:	/s/ Janak M. Amin
Janak M. Amin
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Janak M. Amin Janak M. Amin	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025

/s/ Lindsay S. Bixler Lindsay S. Bixler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025

/s/ Joseph W. Carroll Joseph W. Carroll	Chairman of the Board	March 28, 2025

/s/ Spencer J. Andress Spencer J. Andress	Director	March 28, 2025

/s/ Larry J. Constable Larry J. Constable	Director	March 28, 2025

/s/ Bony R. Dawood Bony R. Dawood	Director	March 28, 2025

/s/ Thomas R. Greenfield Thomas R. Greenfield	Director	March 28, 2025

/s/ John V. Pinno, III John V. Pinno, III	Director	March 28, 2025

/s/ Jane B. Tompkins Jane B. Tompkins	Director	March 28, 2025

/s/ M. Joye Wentz M. Joye Wentz	Director	March 28, 2025

/s/ R. Cheston Woolard R. Cheston Woolard	Director	March 28, 2025