Form 10-Q
period 2025-09-30
PB Bankshares, Inc.
filed 2025-11-14
CIK 1849670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As Common Stock, $0.01 par value – 2,552,320 shares outstanding as of November 13, 2025.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

PB BANKSHARES, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Cash and due from banks	$49,893	$35,449
Federal funds sold	5,387	2,328

Cash and cash equivalents	55,280	37,777

Debt securities available-for-sale, at fair value	30,189	50,296
Equity securities, at fair value	850	808
Restricted stocks, at cost	2,156	2,125
Loans receivable, net of allowance for credit losses of $4,509 at September 30, 2025 and $4,356 at December 31, 2024	352,048	344,813
Premises and equipment, net	2,012	2,079
Deferred income taxes, net	1,570	1,568
Accrued interest receivable	1,598	1,269
Bank owned life insurance	8,617	8,448
Other assets	2,117	2,134

Total Assets	$456,437	$451,317

Liabilities and Stockholders' Equity

Liabilities
Deposits	$355,039	$354,190
Borrowings	43,591	42,460
Accrued expenses and other liabilities	6,453	6,009

Total Liabilities	405,083	402,659

Commitments and contingencies - see notes 7 and 8

Stockholders' Equity
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; -0- issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.01 par value, 40,000,000 shares authorized; 2,551,780 (including 66,716 unvested restricted shares) and 2,552,115 (including 67,846 unvested restricted shares) issued and outstanding at September 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	23,346	22,927
Retained earnings	29,962	28,330
Unearned ESOP shares, 177,744 shares at September 30, 2025 and December 31, 2024	(2,318)	(2,318)
Accumulated other comprehensive income (loss)	340	(305)

Total Stockholders' Equity	51,354	48,658

Total Liabilities and Stockholders' Equity	$456,437	$451,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Loans, including fees	$5,319	$5,070	$15,723	$14,477
Securities	333	285	1,041	863
Other	625	656	1,738	2,216
Total Interest and Dividend Income	6,277	6,011	18,502	17,556

Interest Expense
Deposits	2,526	2,731	7,675	7,897
Borrowings	374	454	1,107	1,415
Total Interest Expense	2,900	3,185	8,782	9,312

Net interest income	3,377	2,826	9,720	8,244

Provision for Credit Losses	(5)	34	96	(33)

Net interest income after provision for credit losses	3,382	2,792	9,624	8,277

Noninterest Income
Service charges on deposit accounts	40	44	139	131
Gain on equity securities	8	29	23	17
Bank owned life insurance income	57	55	169	162
Debit card income	59	54	166	157
Other service charges	12	21	37	58
Other income	67	71	244	126
Total Noninterest Income	243	274	778	651

Noninterest Expenses
Salaries and employee benefits	1,449	1,358	4,472	4,040
Occupancy and equipment	206	153	623	486
Data and item processing	226	335	684	915
Merger expenses	335	—	335	—
Advertising and marketing	31	46	103	136
Professional fees	150	197	532	555
Directors’ fees	108	107	321	321
FDIC insurance premiums	55	53	149	172
Pennsylvania shares tax	88	74	263	226
Debit card expenses	39	39	112	119
Other	208	189	664	566
Total Noninterest Expenses	2,895	2,551	8,258	7,536

Income before income tax expense	730	515	2,144	1,392

Income Tax Expense	211	111	512	301

Net Income	$519	$404	$1,632	$1,091
Earnings per common share - basic	$0.22	$0.18	$0.71	$0.47
Earnings per common share - diluted	$0.22	$0.18	$0.69	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Income	$519	$404	$1,632	$1,091

Other Comprehensive Income
Unrealized gains on debt securities available-for-sale:
Unrealized holding gains arising during period	446	971	817	1,182
Tax effect	(94)	(204)	(172)	(248)

Other comprehensive income	352	767	645	934

Total Comprehensive Income	$871	$1,171	$2,277	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, July 1, 2024	$25	$22,873	$27,245	$(2,463)	$(1,080)	$46,600

Net income	—	—	404	—	—	404
Repurchased common stock, 15,000 shares	(1)	(220)	—	—	—	(221)
Stock based compensation expense	—	142	—	—	—	142
Other comprehensive income	—	—	—	—	767	767

Balance, September 30, 2024	$24	$22,795	$27,649	$(2,463)	$(313)	$47,692

Balance, July 1, 2025	$24	$23,208	$29,443	$(2,318)	$(12)	$50,345

Net income	—	—	519	—	—	519
Stock based compensation expense	—	138		—	—	138
Other comprehensive income	—	—	—	—	352	352

Balance, September 30, 2025	$24	$23,346	$29,962	$(2,318)	$340	$51,354

Balance, January 1, 2024	$26	$24,115	$26,558	$(2,463)	$(1,247)	$46,989

Net income	—	—	1,091	—	—	1,091
Repurchased common stock, 115,827 shares	(2)	(1,733)	—	—	—	(1,735)
Stock based compensation expense	—	413	—	—	—	413
Other comprehensive income	—	—	—	—	934	934

Balance, September 30, 2024	$24	$22,795	$27,649	$(2,463)	$(313)	$47,692

Balance, January 1, 2025	$24	$22,927	$28,330	$(2,318)	$(305)	$48,658

Net income	—	—	1,632	—	—	1,632
Exercise of incentive stock options	—	3	—	—	—	3
Stock based compensation expense	—	416	—	—	—	416
Other comprehensive income	—	—	—	—	645	645

Balance, September 30, 2025	$24	$23,346	$29,962	$(2,318)	$340	$51,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

PB BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2025	2024
Cash Flows from Operating Activities
Net income	$1,632	$1,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	96	(33)
Depreciation and amortization	331	262
Net accretion of securities premiums and discounts	(227)	(378)
Deferred income tax benefit	(174)	(93)
Gain on equity securities	(23)	(17)
Accretion of deferred fees, net	(23)	7
Earnings on bank owned life insurance	(169)	(162)
Stock-based compensation expense	416	413
Increase in accrued interest receivable and other assets	(342)	(476)
Decrease in accrued expenses and other liabilities	326	448

Net Cash Provided by Operating Activities	1,843	1,062

Cash Flows from Investing Activities
Activity in debt securities available-for-sale:
Purchases	(6,557)	(16,169)
Maturities, calls, and principal repayments	27,708	49,463
Dividends on equity securities reinvested	(19)	(17)
(Purchase) redemption of restricted stocks	(31)	338
Net increase in loans receivable	(7,297)	(22,773)
Purchases of premises and equipment	(127)	(61)

Net Cash Provided by Investing Activities	13,677	10,781

Cash Flows from Financing Activities
Net increase in deposits	849	21,829
Repurchased common stock	—	(1,735)
Issuance of common stock	3	—
Advances of borrowings	5,000	—
Repayments of borrowings	(3,869)	(9,856)

Net Cash Provided by Financing Activities	1,983	10,238

Increase in cash and cash equivalents	17,503	22,081

Cash and Cash Equivalents, Beginning of Period	37,777	32,438

Cash and Cash Equivalents, End of Period	$55,280	$54,519

Supplementary Cash Flows Information
Interest paid	$8,915	$9,111
Income taxes paid	650	280

Supplementary Non-Cash Flows Information
Recognition of lease liabilities arising from right-of-use lease assets	$107	$43
Unrealized gains on debt securities available-for-sale	817	1,182

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

On July 7, 2025, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Norwood Financial Corp, a Pennsylvania corporation (“Norwood”) and its wholly owned subsidiary, Wayne Bank.  Pursuant to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into Norwood (the “Merger”), with Norwood surviving, and the Bank will merge with and into Wayne Bank, with Wayne Bank as the surviving bank (the “Bank Merger”).

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

The completion of the Merger and the Bank Merger are subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of any required regulatory approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities. The Merger is expected to close in the first quarter of 2026.

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

In the opinion of management, all adjustments considered necessary (consisting only of normal recurring accruals) for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any other interim periods. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 as filed in the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025.

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

3. Debt and Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale and equity securities are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
September 30, 2025	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$11,487	$—	$(82)	$11,405
Corporate bonds	5,844	588	(4)	6,428
Treasury securities	5,937	15	—	5,952
Mortgage-backed securities	3,824	47	—	3,871
Collateralized mortgage obligations	2,666	—	(133)	2,533
Total available-for-sale debt securities	$29,758	$650	$(219)	$30,189

Equity securities:
Mutual funds (fixed income)				$850

		Gross Unrealized	Gross Unrealized
December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
Debt securities:
Agency bonds	$20,747	$—	$(582)	$20,165
Corporate bonds	4,465	377	(21)	4,821
Treasury securities	21,902	48	—	21,950
Mortgage-backed securities	1,526	—	(30)	1,496
Collateralized mortgage obligations	2,042	—	(178)	1,864
Total available-for-sale debt securities	$50,682	$425	$(811)	$50,296

Equity securities:
Mutual funds (fixed income)				$808

The tables below indicate the length of time individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$—	$—	$11,405	$(82)	$11,405	$(82)
Corporate bonds	347	(4)	—	—	347	(4)
Collateralized mortgage obligations	965	(18)	1,568	(115)	2,533	(133)

Total	$1,312	$(22)	$12,973	$(197)	$14,285	$(219)

December 31, 2024	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$8,736	$(263)	$11,429	$(319)	$20,165	$(582)
Corporate bonds	785	(21)	—	—	785	(21)
Mortgage-backed securities	1,445	(30)	—	—	1,445	(30)
Collateralized mortgage obligations	160	(17)	1,704	(161)	1,864	(178)

Total	$11,126	$(331)	$13,133	$(480)	$24,259	$(811)

As of September 30, 2025 and December 31, 2024, the mortgage-backed securities and collateralized mortgage obligations included in the securities portfolio consisted of securities issued by U.S. government sponsored agencies. There were no private label mortgage-backed securities or collateralized mortgage obligations held in the securities portfolio as of September 30, 2025 and December 31, 2024.

At September 30, 2025, 26 agency bonds, one corporate bond and 34 collateralized mortgage obligations were in an unrealized loss position. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

As of September 30, 2025, management believes that the estimated fair value of securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market yielding investments. Additionally, all securities remain highly rated and all issuers have continued to make timely payments of interest and principal.

As the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company concluded that a credit loss did not exist in its portfolio at September 30, 2025, and therefore, no allowance for credit losses was recorded.

There were no securities sold during the three and nine months ended September 30, 2025 and 2024. The amortized cost and fair value of debt securities available-for-sale at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available-for-Sale
	Amortized Cost	Fair Value	Yield
Due less than one year	$17,424	$17,357	2.02%
Due one year through five years	—	—	—
Due after five years through ten years	5,844	6,428	8.16
Mortgage-backed securities	3,824	3,871	5.29
Collateralized mortgage obligations	2,666	2,533	3.06

Total available-for-sale debt securities	$29,758	$30,189	3.20%

At September 30, 2025 and December 31, 2024, the Company had securities with fair values totaling $1,929,000 and $1,954,000, respectively, pledged to secure borrowings.

At September 30, 2025 and December 31, 2024, the Company had securities with fair values totaling $18,758,000 and $22,047,000, respectively, pledged primarily for public fund depositors.

At September 30, 2025 and December 31, 2024, the Company had accrued interest receivable on available for sale debt securities totaling $168,000 and $83,000, respectively.

4. Loans Receivable and Allowance for Credit Losses

The Company’s loans are stated at their face amount and consist of the classes of loans included in the table below. The Company has elected to exclude accrued interest receivable, totaling $1.4 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively, from the amortized cost basis of loans.

Major classifications of net loans receivable at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Real estate:
One-to four-family residential	$105,631	$103,573
Commercial	229,528	205,164
Construction	3,761	10,492
Commercial and industrial	15,752	21,278
Consumer and other	2,484	9,257

	357,156	349,764
Deferred loan fees, net	(599)	(595)
Allowance for credit losses	(4,509)	(4,356)

Total loans receivable, net	$352,048	$344,813

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the three months ended September 30, 2025 (in thousands):

	Allowance for Credit Losses - Loans
				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,039	$—	$—	$1	$1,040
Commercial	2,977	—	—	19	2,996
Construction	61	—	—	(29)	32
Commercial and industrial	194	—	6	8	208
Consumer and other	25	—	5	(5)	25
Unallocated	202	—	—	6	208

	$4,498	$—	$11	$—	$4,509

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

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the nine months ended September 30, 2025 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,045	$—	$—	$(5)	$1,040
Commercial	2,710	—	28	258	2,996
Construction	93	—	—	(61)	32
Commercial and industrial	277	—	24	(93)	208
Consumer and other	100	—	11	(86)	25
Unallocated	131	—	—	77	208

Total	$4,356	$—	$63	$90	$4,509

The following table summarizes the activity in the allowance for credit losses - loans by loan class for the nine months ended September 30, 2024 (in thousands):

	Allowance for Credit Losses - Loans

				Provisions
				for Credit
	Beginning			Losses -	Ending
	Balance	Charge-offs	Recoveries	Loans	Balance
Real Estate:
One- to four-family residential	$1,267	$—	$—	$(158)	$1,109
Commercial	2,637	(115)	—	253	2,775
Construction	112	—	—	(47)	65
Commercial and industrial	229	—	5	9	243
Consumer and other	71	(6)	10	43	118
Unallocated	195	—	—	(75)	120

Total	$4,511	$(121)	$15	$25	$4,430

The following tables present a breakdown of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024
Provision for credit losses:
Provision for loans	$—	$39
Recovery for unfunded commitments	(5)	(5)

Total provision for credit losses	$(5)	$34

	Nine Months Ended September 30,
	2025	2024
Provision for credit losses:
Provision for loans	$90	$25
Provision (recovery) for unfunded commitments	6	(58)

Total provision for credit losses	$96	$(33)

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$80	$80
Commercial	797	346

Total	$877	$426

	December 31, 2024
		Nonaccrual
	Nonaccrual	With No ACL
Real estate:
One- to four-family residential	$99	$99
Commercial	864	376
Commercial and industrial	159	159

Total	$1,122	$634

The following table presents the amortized cost basis of collateral-dependent loans to borrowers experiencing financial difficulty by loan class as of September 30, 2025 (in thousands):

	September 30, 2025
			Total
	Real Estate	Non-Real Estate	Collateral	Allowance for
	Secured	Secured	Dependent	Credit Losses-
	Loans	Loans	Loans	Loans
Real estate:
One- to four-family residential	$295	$—	$295	$—
Commercial	1,371	—	1,371	55
Construction	—	—	—	—
Commercial and industrial	—	323	323	26
Consumer and other	—	—	—	—

Total	$1,666	$323	$1,989	$81

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2025 (in thousands); as well as gross charge-offs (in thousands) for the nine months ended September 30, 2025:

	Year of Origination
								Revolving
								Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Real estate: one- to four-family residential
Pass	$9,314	$3,608	$8,014	$15,599	$14,573	$42,668	$10,466	$872	$105,114
Special Mention	—	—	—	—	—	222	—	—	222
Substandard	—	—	—	—	—	295	—	—	295
Total real estate: one- to four-family residential	$9,314	$3,608	$8,014	$15,599	$14,573	$43,185	$10,466	$872	$105,631
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: commercial
Pass	$34,119	$31,984	$42,108	$36,661	$41,035	$37,665	$4,085	$—	$227,657
Special Mention	—	—	—	173	—	327	—	—	500
Substandard	—	—	—	—	—	1,371	—	—	1,371
Total real estate: commercial	$34,119	$31,984	$42,108	$36,834	$41,035	$39,363	$4,085	$—	$229,528
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate: construction
Pass	$863	$1,930	$—	$896	$—	$72	$—	$—	$3,761
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total real estate: construction	$863	$1,930	$—	$896	$—	$72	$—	$—	$3,761
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$947	$4,460	$128	$1,539	$1,746	$626	$5,580	$52	$15,078
Special Mention	19	—	—	—	—	—	332	—	351
Substandard	—	—	323	—	—	—	—	—	323
Total commercial and industrial	$966	$4,460	$451	$1,539	$1,746	$626	$5,912	$52	$15,752
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other
Pass	$—	$1	$—	$2,000	$—	$—	$483	$—	$2,484
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total consumer and other	$—	$1	$—	$2,000	$—	$—	$483	$—	$2,484
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans, gross
Pass	$45,243	$41,983	$50,250	$56,695	$57,354	$81,031	$20,614	$924	$354,094
Special Mention	19	—	—	173	—	549	332	—	1,073
Substandard	—	—	323	—	—	1,666	—	—	1,989
Total loans, gross	$45,262	$41,983	$50,573	$56,868	$57,354	$83,246	$20,946	$924	$357,156
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2025 and December 31, 2024 (in thousands):

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
September 30, 2025	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$—	$18	$21	$39	$105,592	$105,631	$—
Commercial	—	—	451	451	229,077	229,528	—
Construction	—	—	—	—	3,761	3,761	—
Commercial and industrial	—	—	—	—	15,752	15,752	—
Consumer and other	—	—	—	—	2,484	2,484	—

Total loans, gross	$—	$18	$472	$490	$356,666	$357,156	$—

							Loans
							Receivable
						Total	90 or More
	30‑59 Days	60‑89 Days	90 or More	Total Past		Loans	Days and
December 31, 2024	Past Due	Past Due	Days Past Due	Due	Current	Receivable	Accruing
Real estate:
One- to four-family residential	$190	$—	$24	$214	$103,359	$103,573	$—
Commercial	376	—	488	864	204,300	205,164	—
Construction	—	—	—	—	10,492	10,492	—
Commercial and industrial	—	50	109	159	21,119	21,278	—
Consumer and other	—	—	—	—	9,257	9,257	—

Total loans, gross	$566	$50	$621	$1,237	$348,527	$349,764	$—

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

No loans were modified during the three or nine months ended September 30, 2025 and 2024 to borrowers experiencing financial difficulty.

The Company closely monitors the performance of modified loans to understand the effectiveness of its modification efforts. Upon the determination that all or a portion of a modified loan is uncollectible, that amount is charged against the allowance for credit losses. There were no payment defaults during the three or nine months ended September 30, 2025 and 2024 of modified loans.

At September 30, 2025 and December 31, 2024, there was no other real estate owned. There was no real estate in process of foreclosure as of September 30, 2025 and December 31, 2024.

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

The following tables present information about the Company’s leases as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	September 30,		December 31,
	2025		2024
Right-of-use assets	$1,536		$1,567
Lease liabilities	$1,517		$1,536
Weighted average remaining lease term	10.23	years	11.08	years
Weighted average discount rate	4.86%		4.81%

	Three Months		Three Months		Nine Months	Nine Months
	Ended		Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2025		2024		2025	2024
Operating lease cost	$45		$26		$133	$77
Short-term lease cost	-		-		-	4
Total lease costs	$45		$26		$133	$81

Cash paid for amounts included in the measurement of lease liabilities	$61		$34		$180	$103

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
September 30,
Lease payments due (in thousands):	2025

Three months ending December 31, 2025	$60
2026	201
2027	185
2028	186
2029	190
Thereafter	1,111
Total undiscounted cash flows	1,933
Discount	416
Lease Liability	$1,517

6. Borrowings

The Company has an unsecured line of credit with Atlantic Community Bankers Bank (“ACBB”) of up to $7,500,000, expiring on June 30, 2026, which it intends to renew annually. Interest on the line of credit is charged at fed funds rate plus 0.25%. The Company had no outstanding borrowings under the ACBB line of credit at September 30, 2025 and December 31, 2024. The Company has an unsecured line of credit with SouthState Bank, N.A. of up to $5,000,000. There were no borrowings outstanding under the SouthState Bank, N.A. line of credit at September 30, 2025 and December 31, 2024. The Company also has the ability to borrow up to $2,000,000 through the Federal Reserve Bank’s discount window. Funds obtained through the discount window are secured by the Company’s U.S. Government and agency obligations. There were no borrowings outstanding through the discount window at September 30, 2025 and December 31, 2024.

The Company has an open-ended line of credit (short-term borrowing) of $89,400,000 and $89,200,000 at September 30, 2025 and December 31, 2024, respectively, to obtain advances from the Federal Home Loan Bank (“FHLB”). Interest on the line of credit is charged at the FHLB’s overnight rate of 4.47% and 4.71% at September 30, 2025 and December 31, 2024, respectively. The Company had no outstanding borrowings under this line of credit at September 30, 2025 and December 31, 2024.

Maximum borrowing capacity with the FHLB was approximately $183,928,000 and $179,542,000 at September 30, 2025 and December 31, 2024, respectively. The Company had two letters of credit with the FHLB totaling $8,000,000 at September 30, 2025 and three letters of credit with FHLB that totaled $7,000,000 at December 31, 2024 that were pledged to secure public funds.

Borrowings from the FHLB at September 30, 2025 and December 31, 2024 consist of the following (dollars in thousands):

	September 30,		December 31,
	2025		2024
		Weighted		Weighted
Maturity	Amount	Rate	Amount	Rate
2025	$1,500	5.16%	$4,500	5.30%
2026	1,782	4.40	2,411	3.60
2027	19,500	2.69	19,500	2.69
2028	13,650	4.00	13,650	4.00
2030	5,000	3.95	—	—
2032	2,159	1.83	2,399	1.83

Total borrowings	$43,591	3.36%	$42,460	3.39%

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

The Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Commitments to grant loans	$25,432	$23,958
Unfunded commitments under lines of credit	13,120	12,409
Standby letters of credit	6,572	6,698

Total off-balance sheet financial instruments	$45,124	$43,065

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

8. Contingencies

In the normal course of business, the Company is subject to various lawsuits involving matters generally incidental to its business. As of September 30, 2025, management is of the opinion that the ultimate liability, if any, resulting from any pending actions or proceedings will not have a material effect on the consolidated balance sheet or results of operations and cash flows of the Company.

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

The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the Company’s 2022 Equity Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of September 30, 2025 and December 31, 2024, there were -0- shares available for future awards under this plan. The stock options and restricted shares vest over a five-year period.

Stock option expense was $71,000 and $214,000 for the three and nine month periods ended September 30, 2025 and $73,000 and $211,000 for the same periods ended September 30, 2024, respectively. At September 30, 2025, total unrecognized compensation cost related to stock options was $746,000.

A summary of the Company’s stock option activity and related information for the three and nine month periods ended September 30, 2025 was as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2025
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, July 1, 2025	277,525	$12.28	7.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,463)	12.25	—

Outstanding, September 30, 2025	276,062	$12.28	7.17	$1,906
Exercisable, September 30, 2025	108,558	$12.28	7.11	$749

	Nine Months Ended September 30, 2025
			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, January 1, 2025	277,725	$12.28	7.93	$
Granted	—	—	—
Exercised	(200)	12.28	—
Forfeited	(1,463)	12.25	—

Outstanding, September 30, 2025	276,062	$12.28	7.17	$1,906
Exercisable, September 30, 2025	108,558	$12.28	7.11	$749

Restricted stock expense was $67,000 and $202,000 for the three and nine month periods ended September 30, 2025 and $69,000 and $202,000 for the same periods ended September 30, 2024, respectively. At September 30, 2025, the unrecognized compensation expense relating to non-vested restricted stock outstanding was $698,000.

A summary of the Company’s restricted stock activity and related information for the three and nine month periods ended September 30, 2025 was as follows:

	Three Months Ended September 30, 2025
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, July 1, 2025	67,251	$12.28
Granted	—	—
Vested	—	—
Forfeited	(535)	12.26

Non-vested at September 30, 2025	66,716	$12.28

	Nine Months Ended September 30, 2025
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2025	67,846	$12.28
Granted	—	—
Vested	(595)	12.20
Forfeited	(535)	12.26

Non-vested at September 30, 2025	66,716	$12.28

10. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2025, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following tables present actual and required capital ratios as of September 30, 2025 and December 31, 2024 under the Basel III Capital Rules. Bank capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

Actual and required capital amounts (in thousands) and ratios of the Bank are presented below at quarter-end.

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
September 30, 2025	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$49,352	13.84%	$28,522	8.00%	$37,434	10.50%	$35,652	10.00%
Tier 1 capital (to risk-weighted assets)	$44,895	12.59%	$21,391	6.00%	$30,304	8.50%	$28,522	8.00%
Common equity (to risk-weighted assets)	$44,895	12.59%	$16,043	4.50%	$24,956	7.00%	$23,174	6.50%
Tier 1 capital (to average assets)	$44,895	9.78%	$18,371	4.00%	N/A	N/A	$22,964	5.00%

							To be Well
					For Capital		Capitalized under
			For Capital		Adequacy Purposes		Prompt Corrective
December 31, 2024	Actual		Adequacy Purposes		with Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$46,961	13.50%	$27,820	8.00%	$36,514	10.50%	$34,775	10.00%
Tier 1 capital (to risk-weighted assets)	$42,614	12.25%	$20,865	6.00%	$29,559	8.50%	$27,820	8.00%
Common equity (to risk-weighted assets)	$42,614	12.25%	$15,649	4.50%	$24,342	7.00%	$22,604	6.50%
Tier 1 capital (to average assets)	$42,614	9.60%	$17,753	4.00%	N/A	N/A	$22,191	5.00%

11. Earnings Per Common Share

The factors used in the earnings per common share computation follow (dollars in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net income	$519	$404	$1,632	$1,091

Weighted average common shares outstanding	2,484,985	2,464,441	2,484,734	2,513,430
Less: Average unearned ESOP shares	(177,744)	(188,853)	(177,744)	(188,853)

Weighted average shares outstanding (basic)	2,307,241	2,275,588	2,306,990	2,324,577

Dilutive common stock equivalents	95,910	31,664	58,935	19,717

Weighted average shares outstanding (diluted)	2,403,151	2,307,252	2,365,925	2,344,294

Basic earnings per common share	$0.22	$0.18	$0.71	$0.47
Diluted earnings per common share	$0.22	$0.18	$0.69	$0.47

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

Individually Evaluated Collateral Dependent Loans (Generally Carried at Fair Value on a Nonrecurring Basis)

The estimated fair value of individually evaluated collateral dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other assets. The value of real estate collateral is generally determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser.  The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2025, the fair value consisted of the recorded investment in the collateral dependent loans of $579,000, which was net of a valuation allowance of $81,000. At December 31, 2024, the fair value consisted of the recorded investment in the collateral dependent loans of $396,000, which was net of a valuation allowance of $92,000. Collateral dependent individually evaluated loans are included in Loans Receivable in the table below, which details the fair value of all the Company’s financial instruments.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 are as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$11,405	$—	$11,405	$—
Corporate bonds	6,428	—	6,428	—
Treasury securities	5,952	5,952	—	—
Mortgage-backed securities	3,871	—	3,871	—
Collateralized mortgage obligations	2,533	—	2,533	—
Mutual funds	850	850	—	—

Total assets measured at fair value on a recurring basis	$31,039	$6,802	$24,237	$—

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Agency bonds	$20,165	$—	$20,165	$—
Corporate bonds	4,821	—	4,821	—
Treasury securities	21,950	21,950	—	—
Mortgage-backed securities	1,496	—	1,496	—
Collateralized mortgage obligations	1,864	—	1,864	—
Mutual funds	808	808	—	—

Total assets measured at fair value on a recurring basis	$51,104	$22,758	$28,346	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 are as follows (in thousands):

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2025	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$579	$—	$—	$579

Total assets measured at fair value on a nonrecurring basis	$579	$—	$—	$579

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Individually evaluated collateral dependent loans	$396	$—	$—	$396

Total assets measured at fair value on a nonrecurring basis	$396	$—	$—	$396

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to measure fair value at September 30, 2025 and December 31, 2024 (dollars in thousands):

September 30, 2025
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$579	Appraisal of collateral	Selling expenses and discounts (1)	12.3%-12.5% (12.3%) (1)

December 31, 2024
Asset Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Individually evaluated collateral dependent loans	$396	Appraisal of collateral	Selling expenses and discounts (1)	18.9% (18.9%) (1)

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

	Fair Value	September 30, 2025		December 31, 2024
	Hierarchy	Carrying	Estimated	Carrying	Estimated
(In thousands)	Level	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$55,280	$55,280	$37,777	$37,777
Debt securities - available-for-sale	1 & 2	30,189	30,189	50,296	50,296
Equity securities	1	850	850	808	808
Restricted stocks	2	2,156	2,156	2,125	2,125
Loans, net	3	352,048	348,319	344,813	334,968
Accrued interest receivable	1	1,598	1,598	1,269	1,269
Bank owned life insurance	2	8,617	8,617	8,448	8,448

Financial liabilities:
Demand deposits, savings, and money market	1	183,976	183,976	180,392	180,392
Certificates of deposit	2	171,063	171,377	173,798	173,262
Borrowings	2	43,591	43,558	42,460	42,015
Accrued interest payable	1	1,009	1,009	1,141	1,141

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

For the Company, there are no other material revenue streams within the scope of Topic 606. The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Noninterest income in scope of Topic 606	2025	2024	2025	2024
Service charges on deposit accounts	$40	$44	$139	$131
Debit card income	59	54	166	157
Other service charges	12	21	37	58
Other noninterest income	67	71	244	126
Noninterest income (in scope for Topic 606)	178	190	586	472
Noninterest income (out of scope for Topic 606)	65	84	192	179
Total noninterest income	$243	$274	$778	$651

Contract Balances

As of September 30, 2025 and December 31, 2024, the Company did not have any significant contract balances.

Contract Acquisition Costs

As of September 30, 2025 and December 31, 2024, the Company did not have any significant contract acquisition costs.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	the rate of delinquencies and amounts of loans charged-off;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;
•our ability to capitalize on strategic opportunities;
•our ability to successfully introduce new products and services;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•our ability to retain our existing customers;
•our ability to prevent or mitigate fraudulent activity;
•changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•changes in our organization, compensation and benefit plans;
•changes in the quality or composition of our loan or investment portfolios;
•	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•political instability or civil unrest;
•acts of war or terrorism;
•	acts of public health crises, such as epidemics or pandemics;
•	the impact of international trade policies, including tariffs;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers, including retail businesses and technology companies;
•the failure to attract and retain skilled people;
•	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
•the fiscal and monetary policies of the federal government and its agencies, including the impact of the recent federal government shutdown;
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report;
•	the possibility that the Company's pending merger with Norwood may be more expensive or take longer to complete than anticipated and that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, may not be realized fully or at all or may take longer to realize than expected;
•	the impact of significant transaction and merger-related costs to be incurred in connection with the transactions contemplated by the Merger Agreement entered into by and between the Company and Norwood;
•	the possibility that regulatory approvals for the Merger and the Bank Merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated, cannot be met, or that could have an adverse effect on the combined company following the Merger and the Bank Merger;
•	reputational risk and the risk of adverse reaction of our, Norwood’s and our respective affiliates’ customers, vendors, employees or other business partners to the Merger;
•	the diversion of management’s attention from ongoing business operations and opportunities as a result of matters relating to the Merger;

•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•	risks related to Norwood’s business to which we will be subject after the closing of the Merger;
•	the possibility that the combined company may not effectively manage its expanded operations following the completion of the Merger;
•	business uncertainties and contractual restrictions that we and Norwood are subject to while the Merger is pending;
•	the prevention or delay of completion of the Merger by any shareholder litigation that may be instituted against us or Norwood; and
•	the possibility that important conditions, including approval of the Merger Agreement by our stockholders are not satisfied or waived.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our business has traditionally focused on originating fixed-rate one- to four-family residential real estate loans and offering retail deposit accounts. In September 2019, we hired our current president and chief executive officer, Janak M. Amin, and under his leadership team we have developed a commercial lending infrastructure, with a particular focus on expanding our commercial real estate and commercial and industrial loan portfolios to diversify our balance sheet, improve our interest rate risk exposure and increase interest income. Our primary market area now consists of Chester and Lancaster Counties and the surrounding Pennsylvania counties of Cumberland, Dauphin, and Lebanon. Management has also emphasized the importance of attracting commercial deposit accounts from its customers. As a result of these initiatives and the completion of our initial public stock offering on July 14, 2021, we were able to grow and strengthen our balance sheet. There was an increase in our consolidated assets of $5.1 million, or 1.1%, from $451.3 million at December 31, 2024 to $456.4 million at September 30, 2025 and an increase in our deposits of $849,000, or 0.2%, from $354.2 million at December 31, 2024 to $355.0 million at September 30, 2025.

Our results of operations depend primarily on our net interest income and, to a lesser extent, noninterest income. Net interest income is the difference between the interest income we earn on our interest- earning assets, consisting primarily of loans, debt securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, demand accounts, money market accounts, certificates of deposit and borrowings. Noninterest income consists primarily of debit card income, service charges on deposit accounts, earnings on bank owned life insurance, other service charges and other income. Our results of operations also are affected by our provision for credit losses and noninterest expenses. Noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data and item processing costs, Merger expenses, advertising and marketing, professional fees, directors’ fees, FDIC insurance premiums, Pennsylvania shares tax, debit card expenses, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

For the three months ended September 30, 2025, we reported net income of $519,000 compared to net income of $404,000 for the three months ended September 30, 2024. The period over period increase in earnings of $115,000 was attributable to an increase in net interest income and a decrease in provision for credit losses, partially offset by increases in noninterest expense and income tax expense and a decrease in noninterest income.

For the nine months ended September 30, 2025, we reported net income of $1.6 million compared to net income of $1.1 million for the nine months ended September 30, 2024. The period over period increase in earnings of $541,000 was attributable to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for credit losses and income tax expense.

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

The allowance for credit losses (“ACL”) at September 30, 2025 represents the Company’s current estimate of the lifetime credit losses expected from its loan portfolio. Management estimates the ACL by projecting a lifetime loss rate conditional on a forecast of economic parameters and other qualitative adjustments, for the loans’ expected remaining term.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the Federal Open Market Committee’s (FOMC) forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 150 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $43,000, or 1.0% as of September 30, 2025, assuming all other qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates the allowance is appropriate, the allowance may need to be increased under different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. The impact of utilizing an expected credit losses approach to estimate the allowance for credit losses can and will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets. Total assets increased $5.1 million to $456.4 million at September 30, 2025 from $451.3 million at December 31, 2024. The increase in assets was primarily due to increases in cash and cash equivalents and net loans receivable, partially offset by a decrease in debt securities available-for-sale. Growth in total assets was funded by increases in deposits and borrowings while growth in loans and cash and cash equivalents were primarily the result of maturities of short-term treasury securities and agency bonds that were not reinvested in additional securities and instead used to enhance commercial loan growth and our cash position. Cash and cash equivalents increased $17.5 million to $55.3 million at September 30, 2025 from $37.8 million at December 31, 2024. Gross loans increased $7.4 million, or 2.1%, to $357.2 million at September 30, 2025 from $349.8 million at December 31, 2024, primarily due to growth in the commercial real estate loan portfolio and the one-to four-family residential real estate portfolio. Debt securities available-for-sale decreased $20.1 million to $30.2 million at September 30, 2025 from $50.3 million at December 31, 2024, primarily due to the maturity of short-term treasury securities and agency bonds that were not reinvested in additional securities and used to enhance commercial loan growth and our cash position.

Net loans receivable increased $7.2 million, or 2.1%, to $352.0 million at September 30, 2025 from $344.8 million at December 31, 2024 primarily due to increases in the commercial real estate loan portfolio and the one-to four-family residential real estate portfolio. Commercial real estate loans increased $24.4 million, or 11.9%, to $229.5 million at September 30, 2025 from $205.2 million at December 31, 2024. The increase in commercial real estate loans was primarily due to the continued implementation of our strategy to expand our commercial loan portfolio to enhance revenue. One- to four-family residential loans increased $2.1 million, or 2.0%, to $105.6 million at September 30, 2025 from $103.6 million at December 31, 2024 primarily due to a focus on Community Reinvestment Act qualifying loans. Consumer and other loans decreased $6.8 million, or 73.2%, to $2.5 million at September 30, 2025 from $9.3 million at December 31, 2024 primarily due to prepayment of one larger loan in that category and a payoff of a revolving line of credit to zero which remains open. Construction real estate loans decreased $6.7 million, or 64.2%, to $3.8 million at September 30, 2025 from $10.5 million at December 31, 2024 primarily due to construction completion and conversion to commercial real estate loans. Commercial and industrial loans decreased $5.5 million, or 26.0%, to $15.8 million at September 30, 2025 from

$21.3 million at December 31, 2024 primarily due to the requested payoff of a large relationship in the portfolio as part of prudent portfolio management.

Management is monitoring the commercial real estate portfolio and concentration, assessing its associated risks. As part of its risk management process, the Bank segments and stress tests its commercial real estate loan portfolio.

Cash and cash equivalents increased $17.5 million, or 46.3%, to $55.3 million at September 30, 2025 from $37.8 million at December 31, 2024 due to increases in cash and due from banks and fed funds sold. The increase was due to the maturities and paydowns of $27.7 million of debt securities available-for-sale with $6.6 million that were reinvested in debt securities available-for-sale and the remainder utilized for liquidity within cash and cash equivalents or to fund loan growth.

Debt securities available-for-sale decreased $20.1 million, or 40.0%, to $30.2 million at September 30, 2025 from $50.3 million at December 31, 2024 due to the maturity and paydowns of $27.7 million of securities, primarily short term treasury securities and agency bonds and $227,000 of accretion on our debt securities available for sale, partially offset by purchases of $6.6 million of corporate bonds, treasury securities and mortgage backed securities and a $817,000 year to date increase in the fair market value of debt securities available for sale.

Deposits and borrowings. Total deposits increased $849,000, or 0.2%, to $355.0 million at September 30, 2025 from $354.2 million at December 31, 2024. The increase in our deposits reflected a $3.7 million increase in money market deposit accounts, an $845,000 increase in interest-bearing demand deposit accounts and a $720,000 increase in savings deposit accounts, partially offset by a $2.6 million decrease in certificates of deposit and a $1.8 million decrease in noninterest-bearing demand deposits. Demand deposits increased primarily due to management’s continuing focus on increasing the commercial deposit accounts of its customers. The decrease in certificates of deposit was due to offering less deposit specials during the current period. Uninsured deposits, excluding public deposits, which are secured with pledged investments and FHLB Letters of Credit, were approximately $40.7 million and $38.1 million, or 11.5% and 11.0% of total deposits at September 30, 2025 and December 31, 2024, respectively.

Total borrowings from the FHLB increased $1.1 million, or 2.7%, to $43.6 million at September 30, 2025 from $42.5 million at December 31, 2024 due to $5.0 million of new advances, partially offset by $3.9 million of repayments during the nine months ended September 30, 2025.

Stockholders’ Equity. Stockholders’ equity increased $2.7 million, or 5.5%, to $51.4 million at September 30, 2025 from $48.7 million at December 31, 2024. The increase was due to net income of $1.6 million, other comprehensive income, net of tax, of $645,000, stock based compensation expenses of $416,000 and the exercise of incentive stock options of $3,000.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024

General. Net income increased $115,000, or 28.5%, to $519,000 for the three months ended September 30, 2025 from $404,000 for the three months ended September 30, 2024. The $115,000 period over period increase in earnings was attributable to a $285,000 decrease in interest expense, a $266,000 increase in interest and dividend income and a $39,000 decrease in the provision for credit losses, partially offset by a $344,000 increase in noninterest expenses, a $100,000 increase in income tax expense and a $31,000 decrease in noninterest income.

Interest and dividend income. Total interest and dividend income increased $266,000, or 4.4%, to $6.3 million for the three months ended September 30, 2025 from $6.0 million for the three months ended September 30, 2024. The increase in interest and dividend income was primarily the result of a $14.0 million increase period over period in the average balance of interest-earning assets, driven by a $7.5 million increase in average loan balances and an $8.0 million increase in the average balance of cash and cash equivalents, partially offset by a $1.2 million decrease in the average balance of debt and equity securities available for sale and a $238,000 decrease in the average balance of restricted stocks. The increase in interest and dividend income was also due to a five basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.51% for the three months ended September 30, 2025 from 5.46% for the three months ended September 30, 2024.

Interest income on loans, including fees, increased $249,000, or 4.9%, to $5.3 million for the three months ended September 30, 2025 as compared to $5.1 million for the three months ended September 30, 2024, reflecting a 14 basis points increase in the average yield on loans to 5.94% for the three months ended September 30, 2025 from 5.80% for the three months ended September 30, 2024 and an increase in the average balance of loans to $355.4 million for the three months ended September 30, 2025 from $347.9 million for the three months ended September 30, 2024. The average yield on loans increased as a result of the change in asset composition and loans originated with higher yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks increased $48,000, or 16.8%, to $333,000 for the three months ended September 30, 2025 from $285,000 for the three months ended September 30, 2024. The increase in interest income on debt and equity securities of $53,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 was due to a 68 basis points increase in the average yield on debt and equity securities to 3.26% for the three months ended September 30, 2025 from 2.58% for the three months ended September 30, 2024, partially offset by a decrease in the average balance of debt and equity securities of $1.2 million, or 3.4%, to $34.9 million for the three months ended September 30, 2025 from $36.1 million for the three months ended September 30, 2024. The increase in the average yield of debt and equity securities was primarily due to the purchase of higher yielding securities during 2024 and year to date 2025. Restricted stock dividends are also included in the interest income on securities. Restricted stock dividends decreased $5,000 for the three months ended September 30, 2025 from the three months ended September 30, 2024 due to a decrease in the average balance of restricted stocks of $238,000, or 10.0%, to $2.1 million for the three months ended September 30, 2025 as compared to $2.4 million for the three months ended September 30, 2024. The average balance in restricted stocks decreased due to decreases in average Federal Home Loan Bank borrowings that require a decrease in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents decreased $31,000, or 4.7%, to $625,000 for the three months ended September 30, 2025, from $656,000 for the three months ended September 30, 2024. The decrease in interest income on cash and cash equivalents was attributable to a decrease in the average yield on cash and cash equivalents of 90 basis points to 4.18% for the three months ended September 30, 2025 from 5.08% for the three months ended September 30, 2024, as a result of the Federal Reserve rate cuts in the third and fourth quarters of 2024 and third quarter of 2025. Offsetting the decrease in interest income on cash and cash equivalents was an increase in the average balance of cash and cash equivalents of $8.0 million, or 15.5%, to $59.3 million for the three months ended September 30, 2025 from $51.4 million for the three months ended September 30, 2024

Interest expense. Interest expense decreased $285,000, or 8.9%, to $2.9 million for the three months ended September 30, 2025 from $3.2 million for the three months ended September 30, 2024 as a result of a decrease in interest expense on borrowings and deposits. The decrease was due to a 39 basis points decrease in the average cost of interest-bearing liabilities from 3.42% for the three months ended September 30, 2024 to 3.03% for the three months ended September 30, 2025, partially offset by an increase in the average balance of interest-bearing liabilities of $9.2 million to $379.6 million for the three months ended September 30, 2025 from $370.3 million for the three months ended September 30, 2024.

Interest expense on deposits decreased $205,000, or 7.5%, to $2.5 million for the three months ended September 30, 2025 as compared to $2.7 million for the three months ended September 30, 2024 as a result of a 41 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase of $14.8 million in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 58 basis points decrease in the average cost of certificates of deposit, to 4.00% for the three months ended September 30, 2025 from 4.58% for the three months ended September 30, 2024 as a result of certificates of deposit repricing at a lower rate. The average cost of transaction accounts decreased 31 basis points to 1.87% for the three months ended September 30, 2025 from 2.17% for the three months ended September 30, 2024. The decrease in rates was due to the Federal Reserve rate cuts in the third and fourth quarters of 2024 and third quarter of 2025. The increase in the average balances of deposits was primarily due to an increase of $14.8 million in the average balance of certificates of deposit, traditionally our higher costing deposits, to $175.7 million for the three months ended September 30, 2025 from $160.9 million for the three months ended September 30, 2024. The increase in the average balance of our certificate of deposits was due to promotional specials to increase deposits to fund loan growth. The average balance of our lower costing deposit accounts, consisting of demand, savings, and money market accounts, increased by $86,000 to $160.1 million for the three months ended September 30, 2025 from $160.0 million for the three months ended September 30, 2024 due to consistent efforts by the sales team to increase these accounts.

Interest expense on Federal Home Loan Bank borrowings decreased $80,000, or 17.6%, to $374,000 for the three months ended September 30, 2025 from $454,000 for the three months ended September 30, 2024. The decrease in interest expense on Federal Home Loan Bank borrowings resulted from a decrease of $5.6 million in the average balance of Federal Home Loan Bank borrowings to $43.8 million for the three months ended September 30, 2025 from $49.4 million for the three months ended September 30, 2024 as a result of maturing Federal Home Loan Bank borrowings that were not replaced. The decrease in the average cost of these funds of 27 basis points to 3.39% for the three months ended September 30, 2025 from 3.66% for the three months ended September 30, 2024 was due to higher cost Federal Home Loan Bank borrowings which matured during 2025 to date and 2024 being replaced at a lower cost.

Net interest income. Net interest income increased $551,000, or 19.5%, to $3.4 million for the three months ended September 30, 2025 as compared to $2.8 million for the three months ended September 30, 2024. The increase in net interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the increases in interest income on loans and debt securities available-for-sale and decreases in interest expense on deposits and borrowings, partially offset by a decrease in interest income on cash and cash equivalents. Average net interest-earning assets increased by $4.8 million to $72.2 million for the three months ended September 30, 2025 from $67.4 million for the three months ended September 30, 2024. Our net interest margin increased 40 basis points to 2.97% for the three months ended September 30, 2025 from 2.57% for the three months ended September 30, 2024. Our net interest rate spread increased 44 basis points to 2.48% for the three months ended September 30, 2025 from 2.04% for the three months ended September 30, 2024.

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

Based on our evaluation of the above factors, we recorded a $5,000 reversal of provision for credit losses for the three months ended September 30, 2025 compared to $34,000 provision for credit losses for the three months ended September 30, 2024. The decrease in provision for credit losses was primarily due to no provision for credit losses on loans for the three months ended September 30, 2025 compared to a $39,000 provision for credit losses on loans for the three months ended September 30, 2024. There was a recovery of $5,000 for unfunded commitments for the three months ended September 30, 2025 and 2024. The allowance for credit losses on loans was $4.5 million, or 1.26%, of loans outstanding at September 30, 2025 and $4.4 million, or 1.25%, of loans outstanding at December 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2025.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$40	$44	$(4)	(9.1)%
Gain on equity securities	8	29	(21)	(72.4)
Bank owned life insurance income	57	55	2	3.6
Debit card income	59	54	5	9.3
Other service charges	12	21	(9)	(42.9)
Other income	67	71	(4)	(5.6)
Total noninterest income	$243	$274	$(31)	(11.3)%

Noninterest income decreased by $31,000, or 11.3%, to $243,000 for the three months ended September 30, 2025 from $274,000 for the three months ended September 30, 2024. The decrease in noninterest income resulted primarily from a decrease in the gain on equity securities by $21,000. Gain on equity securities decreased $21,000 due to a gain of $8,000 for the three months ended September 30, 2025, as compared to $29,000 for the three months ended September 30, 2024.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$1,449	$1,358	$91	6.7%
Occupancy and equipment	206	153	53	34.6
Data and item processing	226	335	(109)	(32.5)
Merger expenses	335	—	335	100.0
Advertising and marketing	31	46	(15)	(32.6)
Professional fees	150	197	(47)	(23.9)
Directors’ fees	108	107	1	0.9
FDIC insurance premiums	55	53	2	3.8
Pennsylvania shares tax	88	74	14	18.9
Debit card expenses	39	39	—	—
Other	208	189	19	10.1
Total noninterest expenses	$2,895	$2,551	$344	13.5%

Noninterest expenses increased $344,000, or 13.5%, to $2.9 million for the three months ended September 30, 2025 from $2.6 million for the three months ended September 30, 2024. The increase in noninterest expenses was primarily the result of increases in merger expenses of $335,000 and salaries and employee benefits of $91,000, partially offset by a decrease in data and item processing of $109,000. Merger expenses increased $335,000 due to the proposed merger with Norwood. Salaries and employee benefits increased $91,000 primarily due to the hiring of additional full-time equivalent employees and annual salary increases. Data and item processing decreased $109,000 primarily as the result of our investment in our information technology infrastructure in 2024.

Income tax expense. Income tax expense increased $100,000, or 90.1%, to $211,000 for the three months ended September 30, 2025 from $111,000 for the three months ended September 30, 2024. The effective tax rates were 28.9% and 21.6% for the three month periods ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to an increase in income before income taxes and an increase in levels of nondeductible expenses, primarily merger related expenses.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$355,385	$5,319	5.94%	$347,868	$5,070	5.80%
Debt and equity securities	34,883	287	3.26%	36,112	234	2.58%
Restricted stocks	2,137	46	8.54%	2,375	51	8.54%
Cash and cash equivalents	59,340	625	4.18%	51,371	656	5.08%
Total interest-earning assets	451,745	6,277	5.51%	437,726	6,011	5.46%
Noninterest-earning assets	11,031			10,069
Total assets	$462,776			$447,795

Interest-bearing liabilities:
Interest-bearing demand deposits	$101,851	451	1.76%	$96,612	494	2.30%
Savings deposits	12,345	6	0.19%	12,351	8	0.26%
Money market deposits	45,898	297	2.57%	51,045	375	2.92%
Certificates of deposit	175,681	1,772	4.00%	160,919	1,854	4.58%
Total interest-bearing deposits	335,775	2,526	2.98%	320,927	2,731	3.39%
Borrowings	43,777	374	3.39%	49,399	454	3.66%
Total interest-bearing liabilities	379,552	2,900	3.03%	370,326	3,185	3.42%
Noninterest-bearing demand deposits	26,113			25,481
Other noninterest-bearing liabilities	6,189			4,886
Total liabilities	411,854			400,693
Stockholders' equity	50,922			47,102
Total liabilities and stockholders' equity	$462,776			$447,795
Net interest income		$3,377			$2,826
Net interest rate spread (1)			2.48%			2.04%
Net interest-earning assets (2)	$72,193			$67,400
Net interest margin (3)			2.97%			2.57%
Average interest-earning assets to interest-bearing liabilities	119.02%			118.20%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$110	$139	$249
Debt and equity securities	(8)	61	53
Restricted stocks	(5)	—	(5)
Cash and cash equivalents	102	(133)	(31)
Total interest-earning assets	199	67	266

Interest-bearing liabilities:
Interest-bearing demand deposits	27	(70)	(43)
Savings deposits	—	(2)	(2)
Money market deposits	(38)	(40)	(78)
Certificates of deposit	171	(253)	(82)
Total deposits	160	(365)	(205)
Borrowings	(52)	(28)	(80)
Total interest-bearing liabilities	108	(393)	(285)
Change in net interest income	$91	$460	$551

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024

General. Net income increased $541,000, or 49.6%, to $1.6 million for the nine months ended September 30, 2025 from $1.1 million for the nine months ended September 30, 2024. The $541,000 period over period increase in earnings was attributable to a $946,000 increase in interest and dividend income, a $530,000 decrease in interest expense and a $127,000 increase in noninterest income, partially offset by a $722,000 increase in noninterest expenses, a $211,000 increase in income tax expense and a $129,000 increase in the provision for credit losses.

Interest and dividend income. Total interest and dividend income increased $946,000, or 5.4%, to $18.5 million for the nine months ended September 30, 2025 from $17.6 million for the nine months ended September 30, 2024. The increase in interest and dividend income was primarily due to a 15 basis points increase in the average yield on interest-earning assets. The average yield on average interest-earning assets increased to 5.51% for the nine months ended September 30, 2025 from 5.36% for the nine months ended September 30, 2024. The increase in interest and dividend income was also the result of an $11.1 million increase period over period in the average balance of interest-earning assets, driven by an $11.3 million increase in average loan balance and a $2.0 million increase in the average balance of debt and equity securities available for sale, partially offset by a $1.9 million decrease in the average balance of cash and cash equivalents and a $339,000 decrease in the average balance of restricted stocks.

Interest income on loans, including fees, increased $1.2 million or 8.6%, to $15.7 million for the nine months ended September 30, 2025 as compared to $14.5 million for the nine months ended September 30, 2024, reflecting a 30 basis points increase in the average yield on loans to 5.97% for the nine months ended September 30, 2025 from 5.67% for the nine months ended September 30, 2024 and an increase in the average balance of loans to $352.4 million for the nine months ended September 30, 2025 from $341.1 million for the nine months ended September 30, 2024. The average yield on loans increased as a result of the change in asset composition and loans originated with higher yields. The increase in the average balance of loans was due primarily to an increase in the average balance of commercial real estate loans reflecting our strategy to grow commercial lending.

Interest income on securities and restricted stocks increased $178,000, or 20.6%, to $1.0 million for the nine months ended September 30, 2025 from $863,000 for the nine months ended September 30, 2024. The increase in interest income on debt and equity securities of $201,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 was due to a 56 basis points increase in the average yield on debt and equity securities to 3.10% for the nine months ended September 30, 2025 from 2.54% for the nine months ended September 30, 2024 and an increase in the average balance of debt and equity securities of $2.0 million, or 5.5%, to $39.2 million for the nine months ended September 30, 2025 from $37.2 million for the nine months ended September 30, 2024. The increases in the average yield and average balance of debt and equity securities were primarily due to the purchase of higher yielding securities during 2024 and year to date 2025. Restricted stock dividends are also included in the interest income on securities. Restricted stock dividends decreased $23,000 for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to a decrease in the average balance of restricted stocks of $339,000, or 13.8%, to $2.1 million for the nine months ended September 30, 2025 as compared to $2.5 million for the nine months ended September 30, 2024 and due to an eight basis points decrease in the average yield on restricted stocks to 8.42% for the nine months ended September 30, 2025 from 8.50% for the nine months ended September 30, 2024. The average balance in restricted stocks decreased due to decreases in the average Federal Home Loan Bank borrowings that require a decrease in our ownership of Federal Home Loan Bank stock.

Interest income on cash and cash equivalents decreased $478,000, or 21.6%, to $1.7 million for the nine months ended September 30, 2025, from $2.2 million for the nine months ended September 30, 2024. The decrease in interest income on cash and cash equivalents was attributable to a decrease in the average yield on cash and cash equivalents of 99 basis points to 4.23% for the nine months ended September 30, 2025 from 5.22% for the nine months ended September 30, 2024, as a result of the Federal Reserve rate cuts in the third and fourth quarters of 2024 and third quarter of 2025. It was also due to a decrease in the average balance of cash and cash equivalents of $1.9 million, or 3.3%, to $54.9 million for the nine months ended September 30, 2025 from $56.7 million for the nine months ended September 30, 2024.

Interest expense. Interest expense decreased $530,000, or 5.7%, to $8.8 million for the nine months ended September 30, 2025 20from $9.3 million for the nine months ended September 30, 2024 as a result of decreases in interest expense on borrowings and deposits. The decrease was due to a 24 basis points decrease in the average cost of interest-bearing liabilities from 3.34% for the nine months ended September 30, 2024 to 3.10% for the nine months ended September 30, 2025, partially offset by an increase in the average balance of interest-bearing liabilities of $6.0 million to $378.2 million for the nine months ended September 30, 2025 from $372.2 million for the nine months ended September 30, 2024.

Interest expense on deposits decreased $222,000, or 2.8%, to $7.7 million for the nine months ended September 30, 2025 as compared to $7.9 million for the nine months ended September 30, 2024 as a result of a 22 basis points decrease in the average cost of interest-bearing deposits, partially offset by an increase of $13.7 million in the average balance of our interest-bearing deposits. The decrease in the average cost of deposits was primarily due to a 32 basis points decrease in the average cost of certificates of deposit, to 4.12% for the nine months ended September 30, 2025 from 4.44% for the nine months ended September 30, 2024 as a result of certificates of deposit repricing at a lower rate. The average cost of transaction accounts decreased 24 basis points to 1.93% for the nine months ended September 30, 2025 from 2.17% for the nine months ended September 30, 2024. The decrease in rates was due to the Federal Reserve rate cuts in the third and fourth quarters of 2024 and third quarter of 2025. The increase in the average balances of deposits was primarily due to an increase of $15.5 million in the average balance of certificates of deposit, traditionally our higher costing deposits, to $173.8 million for the nine months ended September 30, 2025 from $158.3 million for the nine months ended September 30, 2024. The increase in the average balance of our certificate of deposits was due to promotional specials to increase deposits to fund loan growth. The average balance of our lower costing deposit accounts, consisting of demand, savings, and money market accounts, decreased by $1.8 million to $161.0 million for the nine months ended September 30, 2025 from $162.8 million for the nine months ended September 30, 2024.

Interest expense on Federal Home Loan Bank borrowings decreased $308,000, or 21.8%, to $1.1 million for the nine months ended September 30, 2025 from $1.4 million for the nine months ended September 30, 2024. The decrease in interest expense on Federal Home Loan Bank borrowings resulted from a decrease of $7.7 million in the average balance of Federal Home Loan Bank borrowings to $43.4 million for the nine months ended September 30, 2025 from $51.1 million for the nine months ended September 30, 2024 as a result of maturing Federal Home Loan Bank borrowings that were not replaced. The decrease in the average cost of these funds of 29 basis points to 3.41% for the nine months ended September 30, 2025 from 3.70% for the nine months ended September 30, 2024 was due to higher cost Federal Home Loan Bank borrowings which matured during 2025 to date and 2024 being replaced at a lower cost.

Net interest income. Net interest income increased $1.5 million, or 17.9%, to $9.7 million for the nine months ended September 30, 2025 as compared to $8.2 million for the nine months ended September 30, 2024. The increase in net interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the increases in interest income on loans and debt securities available-for-sale and decreases in interest expense on borrowings and deposits, partially offset by a decrease in interest income on cash and cash equivalents. Average net interest-earning assets increased by $5.1 million to $70.4 million for the nine months ended September 30, 2025 from $65.3 million for the nine months ended September 30, 2024. Our net interest margin increased 38 basis points to 2.90% for the nine months ended September 30, 2025 from 2.52% for the nine months ended September 30, 2024. Our net interest rate spread increased 39 basis points to 2.41% for the nine months ended September 30, 2025 from 2.02% for the nine months ended September 30, 2024.

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

Based on our evaluation of the above factors, we recorded a $96,000 provision for credit losses for the nine months ended September 30, 2025 compared to a reversal of provision for credit losses of $33,000 for the nine months ended September 30, 2024. The increase in provision for credit losses was primarily due to a provision for loans of $90,000 for the nine months ended September 30, 2025 as compared to $25,000 for the nine months ended September 30, 2024. It was also due to a  provision of $6,000 for unfunded commitments for the nine months ended September 30, 2025 as compared to a recovery of $58,000 for the nine months ended September 30, 2024. The allowance for credit losses on loans was $4.5 million, or 1.26%, of loans outstanding at September 30, 2025 and $4.4 million, or 1.25%, of loans outstanding at December 31, 2024.

To the best of our knowledge, we have recorded our best estimate of expected losses in the loan portfolio and for unfunded commitments at September 30, 2025.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio could result in material increases in our provision for credit losses. In addition, the PADOB and the FDIC, as an integral part of their examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest income. Noninterest income information is as follows.

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges on deposit accounts	$139	$131	$8	6.1%
Gain on equity securities	23	17	6	35.3
Bank owned life insurance income	169	162	7	4.3
Debit card income	166	157	9	5.7
Other service charges	37	58	(21)	(36.2)
Other income	244	126	118	93.7
Total noninterest income	$778	$651	$127	19.5%

Noninterest income increased by $127,000, or 19.5%, to $778,000 for the nine months ended September 30, 2025 from $651,000 for the nine months ended September 30, 2024. The increase in noninterest income resulted primarily from the increase in other income of $118,000 . Other income increased $118,000 primarily due to loan related fee income of $128,000 and $80,000 for the nine months ended September 30, 2025 and 2024, respectively, earned for brokering interest rate swap agreements between the Bank’s customers and counterparties unrelated to the Bank.

Noninterest Expenses. Noninterest expenses information is as follows.

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$4,472	$4,040	$432	10.7%
Occupancy and equipment	623	486	137	28.2
Data and item processing	684	915	(231)	(25.2)
Merger expenses	335	—	335	100.0
Advertising and marketing	103	136	(33)	(24.3)
Professional fees	532	555	(23)	(4.1)
Directors’ fees	321	321	—	—
FDIC insurance premiums	149	172	(23)	(13.4)
Pennsylvania shares tax	263	226	37	16.4
Debit card expenses	112	119	(7)	(5.9)
Other	664	566	98	17.3
Total noninterest expenses	$8,258	$7,536	$722	9.6%

Noninterest expenses increased $722,000, or 9.6%, to $8.3 million for the nine months ended September 30, 2025 from $7.5 million for the nine months ended September 30, 2024. The increase in noninterest expenses was primarily the result of increases in salaries and employee benefits of $432,000, an increase in merger expenses of $335,000, an increase in occupancy and equipment expense of $137,000 and an increase in other expenses of $98,000, partially offset by a decrease in data and item processing of $231,000. Salaries and employee benefits increased $432,000 primarily due to the hiring of additional full-time equivalent employees, annual salary increases and additional bonus accrual. Merger expenses increased $335,000 due to the proposed merger with Norwood. Occupancy and equipment increased $137,000 primarily as the result of our new administrative office lease. Other expenses increased $98,000 primarily as the result of increases in stationery & supplies purchases and dues and subscriptions increases. Data and item processing decreased $231,000 primarily as the result of our investment in our information technology infrastructure in 2024.

Income tax expense. Income tax expense increased $211,000, or 70.1%, to $512,000 for the nine months ended September 30, 2025 from $301,000 for the nine months ended September 30, 2024. The effective tax rates were 23.9% and 21.6% for the nine month periods ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to an increase in income before income taxes and increased levels of nondeductible expenses, primarily merger expenses, and consistent income not subject to taxes.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (4)	Balance	Interest	Yield/Rate (4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$352,377	$15,723	5.97%	$341,132	$14,477	5.67%
Debt and equity securities	39,214	908	3.10%	37,187	707	2.54%
Restricted stocks	2,113	133	8.42%	2,452	156	8.50%
Cash and cash equivalents	54,882	1,738	4.23%	56,738	2,216	5.22%
Total interest-earning assets	448,586	18,502	5.51%	437,509	17,556	5.36%
Noninterest-earning assets	11,118			10,086
Total assets	$459,704			$447,595

Interest-bearing liabilities:
Interest-bearing demand deposits	$102,053	1,369	1.79%	$99,448	1,545	2.08%
Savings deposits	12,261	19	0.21%	12,785	24	0.25%
Money market deposits	46,637	934	2.68%	50,553	1,071	2.83%
Certificates of deposit	173,810	5,353	4.12%	158,307	5,257	4.44%
Total interest-bearing deposits	334,761	7,675	3.07%	321,093	7,897	3.29%
Borrowings	43,413	1,107	3.41%	51,083	1,415	3.70%
Total interest-bearing liabilities	378,174	8,782	3.10%	372,176	9,312	3.34%
Noninterest-bearing demand deposits	25,499			23,818
Other noninterest-bearing liabilities	5,903			4,601
Total liabilities	409,576			400,595
Stockholders' equity	50,128			47,000
Total liabilities and stockholders' equity	$459,704			$447,595
Net interest income		$9,720			$8,244
Net interest rate spread (1)			2.41%			2.02%
Net interest-earning assets (2)	$70,412			$65,333
Net interest margin (3)			2.90%			2.54%
Average interest-earning assets to average interest-bearing liabilities	118.62%			117.55%
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

	Nine Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$477	$769	$1,246
Debt and equity securities	39	162	201
Restricted stocks	(22)	(1)	(23)
Cash and cash equivalents	(72)	(406)	(478)
Total interest-earning assets	422	524	946

Interest-bearing liabilities:
Interest-bearing demand deposits	40	(216)	(176)
Savings deposits	(1)	(4)	(5)
Money market deposits	(83)	(54)	(137)
Certificates of deposit	514	(418)	96
Total deposits	470	(692)	(222)
Borrowings	(212)	(96)	(308)
Total interest-bearing liabilities	258	(788)	(530)
Change in net interest income	$164	$1,312	$1,476

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

Real estate owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at September 30, 2025 or as of December 31, 2024.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four-family residential	$80	$99
Commercial	797	864
Construction	—	—
Commercial and industrial	—	159
Consumer and other	—	—
Total nonaccrual loans	877	1,122

Accruing loans past due 90 days or more
Real estate:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans past due 90 days or more	—	—
Total non-performing loans	$877	$1,122
Foreclosed assets	—	—
Total non-performing assets	$877	$1,122

Total non-performing loans to total loans	0.25%	0.32%
Total nonaccrual loans to total loans	0.25%	0.32%
Total non-performing assets to total assets	0.19%	0.25%

Non-performing loans were $877,000, or 0.25% of total loans, at September 30, 2025 and $1.1 million, or 0.32% of total loans, at December 31, 2024. During the nine months ended September 30, 2025, the payments and payoffs on nonaccrual loans resulted in the decrease in overall nonaccrual loans.

Allowance for credit losses on loans. The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)		(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,498	$4,500	$4,356	$4,511
Provision for credit losses - on loans	—	39	90	25
Charge-offs:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	(115)	—	(115)
Construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	(6)
Total charge-offs	—	(115)	—	(121)

Recoveries:
Real estate:
One- to four-family residential	—	—	—	—
Commercial	—	—	28	—
Construction	—	—	—	—
Commercial and industrial	6	2	24	5
Consumer and other	5	4	11	10
Total recoveries	11	6	63	15

Net (charge-offs) recoveries	11	(109)	63	(106)

Allowance for credit losses at end of the period	$4,509	$4,430	$4,509	$4,430

Allowance to nonaccrual loans	514.14%	348.82%	514.14%	348.82%
Allowance to total loans outstanding at the end of the period	1.26%	1.27%	1.26%	1.27%
Net charge-offs (recoveries) to average loans outstanding during the period (annualized)	(0.01)%	0.12%	(0.02)%	0.04%

The provision for credit losses – on loans decreased $39,000, or 100.0%, to zero for the three months ended September 30, 2025 from $39,000 for the three months ended September 30, 2024. The provision for credit losses – on loans increased $65,000, or 260.0%, to $90,000 for the nine months ended September 30, 2025 from $25,000 for the nine months ended September 30, 2024. The change in the provision for credit losses on loans was primarily due to changes in the mix of loans and growth during the periods. There were no loan charge-offs during the three or nine months ended September 30, 2025. There was a $121,000 in charge-offs during the nine months ended September 30, 2024. Delinquencies remain benign, reserve levels are deemed to be adequate and the allowance coverage ratio has remained strong at September 30,

2025. The allowance to total loans outstanding was 1.26% at September 30, 2025, compared to 1.25% at December 31, 2024.

Liquidity and Capital Resources

Liquidity management. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from sales, maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Pittsburgh. At September 30, 2025, we had the ability to borrow approximately $183.9 million from the Federal Home Loan Bank of Pittsburgh, of which $43.6 million had been advanced in addition to $8.0 million held in reserve to secure three letters of credit to collateralize municipal deposits. Additionally, at September 30, 2025, we had the ability to borrow $7.5 million from the Atlantic Community Bankers Bank, $5.0 million from SouthState Bank, N.A. and we also maintained a line of credit of $2.0 million with the Federal Reserve Bank of Philadelphia. We did not borrow against the credit line with the Atlantic Community Bankers Bank, SouthState Bank, N.A., or the Federal Reserve Bank of Philadelphia during the nine months ended September 30, 2025, except to do our annual testing on the lines.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 5.0% or greater. For the nine months ended September 30, 2025 and 2024, our liquidity ratio averaged 14.9% and 15.7%, respectively. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2025.

We monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on cash and cash equivalents and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in cash and cash equivalents and short-and intermediate-term securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which include federal funds sold. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $55.3 million. Unpledged debt securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.5 million at September 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2025, totaled $115.0 million, or 67.2% of our certificates of deposit, and 32.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital management. At September 30, 2025, Presence Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Financial Statements for more information regarding our capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September

30, 2025, we had outstanding commitments to originate loans of $25.4 million, unused lines of credit totaling $13.1 million and $6.6 million in stand-by letters of credit outstanding. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $115.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new deposits, which may result in higher levels of interest expense.

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

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information related to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2025.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2025:

				Total Number
				of Shares	Maximum
				Purchased as	Number of
				Part of	Shares that
				Publicly	May Yet Be
		Total Number	Average Price	Announced	Purchased
		of Shares	Paid Per	Plans or	Under Plans or
Period		Purchased	Share	Programs	Programs (1)
	July 1 through July 31, 2025	—	$—	—	71,882
	August 1 through August 31, 2025	—	—	—	71,882
	September 1 through September 30, 2025	—	—	—	71,882
	Total	—	$—	—	71,882

(1)	On May 6, 2024, the Company announced it has adopted a second stock repurchase program for up to approximately 5% of its outstanding stock, or 130,382 shares of its common stock. The repurchase programs permit shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 14, 2025

PB BANKSHARES, INC.

By:	/s/ Janak M. Amin
Name:	Janak M. Amin
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lindsay S. Bixler
Name:	Lindsay S. Bixler
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)